Form 10QSB
period 2005-08-31
International Power Group, Ltd.
filed 2005-11-21
CIK 1332702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended August 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE Act of 1934 for the transition period from ___ to ___.

                         Commission File Number 0-51449

                         International Power Group, Ltd.

         Delaware                                       20-1686022
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    Six Glory Lane, Sussex, New Jersey 07644
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (973) 875-6413
                -------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Act:

       Title of each class                  Name of exchange on which
       to be registered                     each class is to be registered
            None                                     None

Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes: [X] No: [ ]
(2) Yes: [X] No: [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2005: 305,527,100 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  [X]

PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements (Unaudited):

Balance Sheets                                                                1

Statements of Operations and Deficit Accumulated
    During Development Stage - Nine Months Ended
    September 30, 2005 and September 30, 2004                                 2

Statement of Operations and Deficit Accumulated
    During Development Stage - Three Months Ended
    September 30, 2005 and September 30, 2004                                 3

Statements of Cash Flows                                                      4

Notes to Financial Statements                                                 5


Item 2. Management's Discussion and Analysis                                  7

Item 3. Effectiveness of the registrant's disclosure controls and procedures  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     9

Item 2. Unregistered Sale of Securities and Use of Proceeds                   9

Item 3. Defaults upon Senior Securities                                       9

Item 4. Submission of Matters to Vote of Security holders                     9

Item 5. Other Information                                                     10

Item 6. Exhibits and Reports on Form 8-K                                      10

Signatures                                                                    10

                                     Part I

Item 1. Financial Statements.
----------------------------

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005

                                     ASSETS

                                                                   September 30, 2005   December 31, 2004
                                                                   ------------------   -----------------
                                                                        (Unaudited)         (Audited)

Current Assets
         Cash                                                          $ 398,178            $ 20,038
         Prepaid expense                                                       -               2,609
         Demand loan receivable                                           25,000                   -
                                                                       ---------            ---------
                  Total current assets                                   423,178              22,647
Other Assets
         Waste disposal permit                                             2,000               2,000
         Investment                                                        2,531               2,500
                                                                       ---------            ---------
                  Total other assets                                       4,531               4,500

             TOTAL ASSETS                                              $ 427,709            $ 27,147
                                                                         =======            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
         Accounts Payable                                              $  44,700            $  3,784
                                                                       ---------            ---------

                  Total current liabilities                               44,700               3,784

Stockholders' Equity (Deficit)
    Common stock - authorized, 750,000,000
     shares of $.00001 par value; issued and
     outstanding, 305,527,100 shares and 284,980,000
     shares, respectively                                                  3,055               2,850
    Capital in excess of par value                                       782,789              58,150
    Additional paid in capital-options                                   331,500                   -
    Additional paid in capital-warrants                                  173,006                   -
    Accumulated deficit                                                 (907,341)            (37,637)
                                                                       ---------            ---------

                  Total stockholders' equity                             383,009              23,363

             TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY (DEFICIT)                        $ 427,709            $ 27,147
                                                                       =========            ========

The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
    STATEMENTS OF OPERATIONS and DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (Unaudited)

                                                                                  April 15, 2002
                                                                               (Date of Inception of
                                            Nine Months Ended September 30,      Development Stage)
                                                2005           2004             to September 30, 2005
                                                ----           ----             ---------------------

REVENUE                                      $      -         $    -                   $      -

OPERATING EXPENSES                            869,704              -                    907,341

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE                            $(869,704)       $    -                   $(907,341)
                                               =======         =======                   =======

NET LOSS PER SHARE -
    Basic and diluted                        $      -         $    -
                                              ========         ========



WEIGHTED AVERAGE
    SHARES OUTSTANDING                       294,389,727      165,000,000
                                             ===========      ===========

Operating expenses included the following:

         Stock Based Compensation               $340,000                -               $340,000
         Consulting expense                      264,560                -                267,060
         Legal fees                               69,068                -                 71,068
         Office expenses                          24,134                -                 27,328
         Travel & meals                           84,955                -                 91,403
         Licenses and permits                        500                -                  9,117
         Public Relations                         21,233                -                 21,233
         Officers compensation                     2,609                -                 10,000
         Officers payroll                         20,615                -                 20,615
Other expenses                                    42,030                -                 49,517
                                                 -------                                --------
                  Total Expenses                $869,704                                $907,341
                                                 =======                                ========

The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
    STATEMENTS OF OPERATIONS and DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (Unaudited)

                                                                                  April 15, 2002
                                                                               (Date of Inception of
                                            Three Months Ended September 30,    Development Stage)
                                                2005            2004             to September 30, 2005
                                                ----            ----             ---------------------

REVENUE                                      $       -         $    -                   $       -

OPERATING EXPENSES                             324,169              -                     907,341

 LOSS ACCUMULATED DURING
    DEVELOPMENT STAGE                        $(324,169)        $    -                   $(907,341)
                                               =======          =======                   =======

NET LOSS PER SHARE -
    Basic and diluted                        $       -         $    -
                                             =========          ========


WEIGHTED AVERAGE
    SHARES OUTSTANDING                       290,810,387       165,000,000
                                             ===========       ===========

Operating expenses included the following:

         Stock Based Compensation          $        -                                    $340,000
         Consulting expense                   190,540               -                     267,060
         Legal fees                            26,835               -                      71,068
         Office expenses                       14,289               -                      27,328
         Travel & meals                        60,898                                      91,403
         Licenses and permits                       -                                       9,117
         Public Relations                      10,305                                      21,233
         Officers compensation                      -                                      10,000
         Officers payroll                      20,615                                      20,615
         Other expenses                           687                                      49,517
                                             ---------                                   --------
                  Total Expenses            $ 324,169                                    $907,341
                                             ========                                     =======

The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    April 15, 2002
                                                                                 (Date of Inception of
                                            Nine Months Ended   September 30,     Development Stage)
                                                2005              2004            to September 30, 2005
                                                ----              ----            ---------------------

Cash Flows Used in Operations:
Net loss from operations                     $(869,704)         $     -                 $(907,341)
Adjustments to reconcile net loss to
   net cash consumed by operating
   activities:
Charges not requiring cash outlay:
    Common stock issued for services           103,428                -                   110,819
    Options granted for services               340,000                -                   340,000

    Asset write-off                                                                         1,500
Changes in assets and liabilities:
    Increase in accounts payable                40,916                -                    44,700
                                               --------           ------                  --------
 Net cash consumed by operating
         activities                           (385,360)               -                   (410,322)
                                               -------            -------                 ---------

Cash Flows Used in Investing Activities:
    Acquisition of waste disposal permit             -                -                     (2,000)
    Investment in Mexican company                    -                -                     (2,500)
    Demand loans                               (30,000)               -                    (30,000)
    Proceeds of loans                            5,000                -                      5,000
                                               ---------          -------                 ---------

 Net cash consumed by investing
     activities                                (25,000)               -                    (29,500)
                                               ---------          -------                 ---------

Cash Flows From Financing Activities:
    Proceeds of sales of common stock          788,500                -                    838,000
       Net cash provided by financing
           activities                          788,500                -                    838,000


         Net increase in cash                  378,140                -                    398,178

Cash balance, beginning of period               20,038                -                          -

Cash balance, end of period                  $ 398,178           $    -                  $ 398,178
                                               =======            =========                =======

The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


1. BASIS OF PRESENTATION

Organization

The unaudited interim financial statements of International Power Group, Ltd. as of September 30, 2005 and for the three and nine month periods ended September 30,2005 and September 30, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2004.

2. SUPPLEMENTARY CASH FLOWS INFORMATION


There was no cash paid for either interest or income taxes during either of the periods presented.

The following non-cash financing activity took place during the 2005 period:

On June 15, 2005 the Board of Directors authorized the issuance of 17,000,000 options under the 2005 Stock Plan. Those options were valued based upon a Black-Scholes valuation model; their fair value has been expensed.

The following non-cash investing activity took place during the 2005 period:

The Company issued 3,100,000 shares as part of its investment in Tratamientos Ambientales de Tecate, S.A. de C. V. (TAT), a Mexican corporation.

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)




 3.  COMMON STOCK AND OTHER EQUITY INSTRUMENTS

A total of 16,970,000 shares of common stock were sold during the 2005 period, yielding proceeds of $788,500. Accompanying these shares, sold as part of stock units, were 8,485,000 warrants, all exercisable within eighteen months from the time of issuance.

The outstanding warrants are recapped below by exercise price:

                                     Exercise Price           Number of Warrants

                                         $.25                      9,025,000
                                         $.75                        450,000
                                                                  ----------
Total warrants outstanding
    September 30, 2005                                             9,475,000
                                                                   =========

Options - As referred to in Note #2, the Board of Directors has authorized a 2005 Stock Option Plan, approved by the shareholders. The following table summarizes activity in the Plan.

              Options initially granted       17,000,000
              Options exercised                  425,000
                                            ------------

              Options available at
                  September 30, 2005          16,575,000

These options are exercisable at $.10 for five years.

As also mentioned in Note #2, an additional 3,100,000 shares were issued in a non-cash transaction. Another 527,100 shares were issued for services.

Item 2. Management's Discussion and Analysis.

The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No.7. Management believes it will be able to satisfy its cash requirements through debt financing and sales of equity through private placements during the next twelve months. However, there can be no assurance that the Company will be able to raise the financing required.

In the next twelve months, the Company plans to seek out business opportunity candidates. The Company, on December 2, 2004 acquired fifty per cent of Tratamientos Ambientales Tecate a Mexican Corporation. The core business of Tratamientos Ambientales Tecate (TAT) consists of the remediation and disposal of hazardous waste in Mexico.

May of 2005 International Power Group signed a contract with Naanovo Energy for three hundred million dollars ($300,000,000) for a twelve module Waste To Energy Plant. Also, a contract was signed in April 2005 with Providence Financial Services to finance the Waste to Energy plant in Mexico.

With Naanovo's proprietary waste to energy technology each module is capable of combusting 180 tons per day of municipal solid waste to below 10% of its original volume and 20% of its original weight while generating a minimum of 6 megawatts of electricity as a byproduct of the process. Also, the natural byproduct of each Waste To Energy module is distilled water in substantial quantity (145,920 gallons per day).

Governmental Regulation.

In connection with its remediation and disposal of hazardous waste activities, the Company will be required to comply with all regulations, rules and directives imposed by the Mexican government. The Company will be required to prepare and file with Ministry of Ecology in Mexico a study of ecological impact, which report must be approved by the ministry. The Company expects, upon filing of its required report, to receive approval from the ministry.

Please refer to the Company's Report on Form 10SB, as amended, filed with the U.S. Securities and Exchange Commission on July 19, 2005 for a broader description of the Company's business and activities.

Risk Factors.

The Company is in its development stage and in a relatively new industry that is rapidly changing in terms of technology, regulation and competition. Accordingly, it is subject to all the risks that are inherent to such an enterprise, including, but not limited to, an inexperienced management team, conflicts of interest, lack of financial resources, the need for additional capital, limited assets, possible technological obsolescence, political unrest, dependence upon one supplier, low barriers to entry and better positioned competition. In addition, its securities are deemed to "penny stocks" and therefore are very high risk, subject to extreme volatility, and illiquidity.

Item 3. Effectiveness of the Registrant's Disclosure Controls and Procedures

At September 30, 2005, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the President and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II

Item 1.   Legal Proceedings.
---------------------------
None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.
-------------------------------------------------------------

During the three month period ended September 30, 2005, the Company sold a total of six and one-half units in a private placement offering to four accredited individuals in which the Company received $130,000 in gross proceeds. Each unit consisted of 80,000 shares of common stock and stock purchase warrants to acquire an additional 40,000 shares of common stock. The exercise price per whole share is $.75 per share, and the warrants expire 18 months after the date of issuance. The private placements were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

Item 3.   Defaults Upon Senior Securities.
-----------------------------------------
None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Company became a fully-reporting company on September 19, 2005. Prior thereto, on September 13, 2005, a special meeting of shareholders was held by telephonic conference. At that time, by vote of all the shareholders in attendance, the Company's 2005 Stock Option Plan which was previously adopted by the Board of Directors was approved. The shareholder vote tabulation is as follows:

Total outstanding shares on the September 13, 2005 meeting date:     304,857,100
Shares present at meeting:                                           226,156,310
Shares voting for approval of the Plan:                              226,156,310
Shares voting against approval:                                          -0-
Shares abstaining from vote:                                             -0-

A copy of the approved 2005 Stock Option is attached as an exhibit to this Form 10QSB as Exhibit 4.1, and incorporated by reference herein.

Item 5.   Other Information.
---------------------------
None


Item 6.   Exhibits and Reports on Form 8-K
-------------------------------------------
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

         Exhibit 4.1 -  2005 Stock Option Plan

         Exhibit 31.1 - Certification of Chief Executive Officer Pursuant To
                        Section 302 Of The Sarbanes-Oxley Act of 2002

         Exhibit 31.2 - Certification of Chief Financial Officer Pursuant To
                        Section 302 Of The Sarbanes-Oxley Act of 2002

         Exhibit 32 -   Certification Pursuant To Section 906 Of The Sarbanes -
                        Oxley Act Of 2002.

(b)  Reports on Form 8-K.
         None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 21, 2005

International Power Group, Ltd.


/s/ Jack Wagenti
Jack Wagenti
Chief Financial Officer