Form 10QSB/A
period 2005-09-30
International Power Group, Ltd.
filed 2005-12-23
CIK 1332702

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended September 30, 2005

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

                                EXPLANATORY NOTE


This amendment is being filed for the sole purpose of correcting a typographical error contained in the original filing. The cover page of the original filing incorrectly indicated that the quarterly report was for the period ending August 31, 2005. It has been corrected to indicate the filing was for the period (quarter) ending September 30, 2005.

 PART I - FINANCIAL INFORMATION

                                                                     Page Number

Item 1.   Financial Statements (Unaudited):                                1

Balance Sheets                                                             1

Statements of Operations and Deficit Accumulated
    During Development Stage         - Nine Months Ended
    September 30, 2005 and September 30, 2004                              2

Statement of Operations and Deficit Accumulated
    During Development Stage - Three Months Ended
    September 30, 2005 and September 30, 2004                              3

Statements of Cash Flows                                                   4

Notes to Financial Statements                                              5


Item 2. Management's Discussion and Analysis                               7

Item 3. Effectiveness of the registrant's disclosure controls
        and procedures                                                     7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  8

Item 2. Unregistered Sale of Securities and Use of Proceeds                8

Item 3. Defaults upon Senior Securities                                    8

Item 4. Submission of Matters to Vote of Security holders                  8

Item 5. Other Information                                                  9

Item 6. Exhibits and Reports on Form 8-K                                   9

Signatures                                                                 9

                                     Part I

Item 1. Financial Statements.
----------------------------

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005


                                     ASSETS

                                                                 September 30, 2005     December 31, 2004
                                                                   ------------------   -----------------
                                                                      (Unaudited)           (Audited)

Current Assets
         Cash                                                          $ 398,178                 $ 20,038
         Prepaid expense                                                       -                    2,609
         Demand loan receivable                                           25,000                        -
                                                                        --------                  --------
                  Total current assets                                   423,178                   22,647
Other Assets
         Waste disposal permit                                             2,000                    2,000
         Investment                                                        2,531                    2,500
                                                                        --------                   -------
                  Total other assets                                       4,531                    4,500

             TOTAL ASSETS                                              $ 427,709                 $ 27,147
                                                                        ========                   ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
         Accounts Payable                                            $    44,700               $   3,784
                                                                       ---------                 -------

                  Total current liabilities                               44,700                   3,784

Stockholders' Equity (Deficit)
    Common stock - authorized, 750,000,000 shares of $.00001 par value; issued and outstanding, 305,527,100 shares and 284,980,000
        shares, respectively                                               3,055                   2,850
    Capital in excess of par value                                       782,789                  58,150
    Additional paid in capital-options                                   331,500                       -
    Additional paid in capital-warrants                                  173,006                       -
    Accumulated deficit                                                 (907,341)                (37,637)

                  Total stockholders' equity                             383,009                  23,363

             TOTAL LIABILITIES AND                                     ---------                 --------
                 STOCKHOLDERS' EQUITY (DEFICIT)                        $ 427,709                 $ 27,147
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

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
    STATEMENTS OF OPERATIONS and DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (Unaudited)


                                                                                    April 15, 2002
                                                                                (Date of Inception of
                                            Nine Months Ended September 30,        Development Stage)
                                                2005       2004                  to September 30, 2005
                                                ----       ----                   ---------------------

REVENUE                                     $     -         $    -                     $       -

OPERATING EXPENSES                           869,704             -                       907,341

LOSS ACCUMULATED DURING
    DEVELOPMENT STAGE                       $(869,704)      $    -                     $(907,341)
                                             ========       =======                    =========


NET LOSS PER SHARE -
    Basic and diluted                       $       -                                 $    -
                                              ========                                 ========


WEIGHTED AVERAGE
    SHARES OUTSTANDING                      294,389,727     165,000,000
                                            ===========     ===========

Operating expenses included the following:

         Options expense                       $340,000                -                $340,000
         Consulting expense                     264,560                -                 267,060
         Legal fees                              69,068                -                  71,068
         Office expenses                         24,134                -                  27,328
         Travel & meals                          84,955                -                  91,403
         Licenses and permits                       500                -                   9,117
         Public Relations                        21,233                -                  21,233
         Officers compensation                    2,609                -                  10,000
         Officers payroll                        20,615                -                  20,615
         Other expenses                          42,030                -                  49,517
                                               --------                                 --------
                  Total Expenses               $869,704                                  $907,341
                                               ========                                 =========

The accompanying notes are an integral part of these financial statements.

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
    STATEMENTS OF OPERATIONS and DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
                                   (Unaudited)

                                                                                   April 15, 2002
                                                                                (Date of Inception of
                                            Three Months Ended September 30,      Development Stage)
                                                2005       2004                 to September 30, 2005
                                                ----       ----                  ---------------------

REVENUE                                      $        -    $       -                    $        -

OPERATING EXPENSES                              324,169            -                       907,341

LOSS ACCUMULATED DURING
    DEVELOPMENT STAGE                        $ (324,169)   $       -                     $(907,341)
                                              =========    =========                      =========

NET LOSS PER SHARE -
    Basic and diluted                        $        -    $       -
                                              ========     =========


WEIGHTED AVERAGE
    SHARES OUTSTANDING                       290,810,387   165,000,000
                                             ===========   ===========

Operating expenses included the following:

         Options expense                     $       -                                   $ 340,000
         Consulting expense                    190,540            -                        267,060
         Legal fees                             26,835            -                         71,068
         Office expenses                        14,289            -                         27,328
         Travel & meals                         60,898                                      91,403
         Licenses and permits                        -                                       9,117
         Public Relations                       10,305                                      21,233
         Officers compensation                       -                                      10,000
         Officers payroll                       20,615                                      20,615
         Other expenses                            687                                      49,517
                                             ---------                                    --------
                  Total Expenses              $324,169                                    $907,341
                                             =========                                    ========

The accompanying notes are an integral part of these financial statements..

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      April 15, 2002
                                                                                   (Date of Inception of
                                                 Nine Months Ended September 30,     Development Stage)
                                                     2005          2004            to September 30, 2005
                                                     ----          ----            ----------------------

Cash Flows Used in Operations:
Net loss from operations                         $(869,704)      $      -               $(907,341)
Adjustments to reconcile net loss to
        net cash consumed by operating
        activities:
    Charges not requiring cash outlay:
         Common stock issued for services          103,428              -                 110,819
         Options granted for services              340,000              -                 340,000
         Asset write-off                                                                    1,500
    Changes in assets and liabilities:
         Increase in accounts payable               40,916              -                  44,700
                                                   --------          ------               --------
      Net cash consumed by operating
         activities                               (385,360)             -                (410,322)
                                                   -------           ------                -------

Cash Flows Used in Investing Activities:
    Acquisition of waste disposal permit                 -              -                  (2,000)
    Investment in Mexican company                        -              -                  (2,500)
    Demand loans                                   (30,000)             -                 (30,000)
    Proceeds of loans                                5,000              -                   5,000
                                                   ---------        ---------             ---------
        Net cash consumed by investing
         activities                                (25,000)             -                 (29,500)
                                                   --------         ---------             ---------

Cash Flows From Financing Activities:
    Proceeds of sales of common stock              788,500                                838,000
                                                                        -
         Net cash provided by financing
                                                 ---------                                ---------
         activities                                788,500              -                 838,000

Net increase in cash                               378,140              -                 398,178

Cash balance, beginning of period                   20,038              -                       -

Cash balance, end of period                      $ 398,178        $     -                $ 398,178



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

                  Options initially granted  17,000,000
                  Options exercised             425,000

                  Options available at
                     September 30, 2005      16,575,000
                                             ==========
These options are exercisable at $.10 for five years.


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

..Risk Factors.

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

PART II

Item 1.   Legal Proceedings.
---------------------------
None

Item 2.   Unregistered Sale of Securities and Use of Proceeds.
-------------------------------------------------------------

During the three month period ended September 30, 2005, the Company sold a total of six and one-half units in a private placement offering to four accredited individuals in which the Company received $130,000 in gross proceeds. Each unit consisted of 80,000 shares of common stock and stock purchase warrants to acquire an additional 40,000 shares of common stock. The exercise price per whole share is $.75 per share, and the warrants expire eighteen months after the date of issuance. The private placements were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.


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

Item 5.   Other Information.
---------------------------
None


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

       Exhibit 31.1 - Certification of Chief Executive Officer Pursuant To
                      Section 302 Of The Sarbanes-Oxley Act of 2002

       Exhibit 31.2 - Certification of Chief Financial Officer Pursuant To
                      Section 302 Of The Sarbanes-Oxley Act of 2002

       Exhibit 32 -   Certification Pursuant To Section 906 Of The Sarbanes-
                      Oxley Act of 2002.

(b) Reports on Form 8-K.
None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 21, 2005

International Power Group, Ltd.

/s/ Jack Wagenti
Jack Wagenti
Chief Financial Officer