Form 10-K
period 2005-12-31
International Power Group, Ltd.
filed 2006-04-17
CIK 1332702

4/13/06

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION,
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005.

TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934For the transition period from ______ to ______.

Commission file number:  000-51449

INTERNATIONAL POWER GROUP, LTD.

(Name of small business issuer in its charter)

Delaware

20-1686022

(State or other jurisdiction of incorporation)

(IRS Employer Identification No.)

950 Celebration Blvd., Suite A, Celebration, Florida

        34747

(Address of principal executive offices)

(Zip Code)

Issuer’s telephone number:  407-566-0318

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Name of each exchange on which registered

Common Stock, $0.00001 par value (registration pending)

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  No

Check whether the issuer:  (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes  No

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $388,511,119 as at March 22, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  313,419,100 shares of common stock as at March 22, 2006.

Transitional Small Business Disclosure Format (Check One).  Yes  No

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.
FORM 10-KSB
December 31, 2005

TABLE OF CONTENTS

Page

PART I

Item 1.

Description of Business.

2

Item 2.

Description of Property.

21

Item 3.

Legal Proceedings.

22

Item 4.

Submission of Matters to a Vote of Securities Holders.

22

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business

Issuer Purchasers of Equity Securities.

22

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

27

Item 7.

Financial Statements.

30

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure.

48

PART III

Item 9.

Directors and Executive Officers of the Registrant; Compliance with Section

16(a) of the Exchange Act.

51

Item 10.

Executive Compensation.

56

Item 11.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

57

Item 12.

Certain Relationships and Related Transactions.

59

Item 13.

Exhibits

61

Item 14.

Principal Accountant Fees and Services.

62

NYLIB1 726714.6

-i-

Forward-Looking Statements

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “intends”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 7, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to update any of the forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business.

Business Development.

International Power Group, Ltd. (“IPWG” or the “Company”) was incorporated in the State of Delaware on November 30, 1998 as Ednet, Inc.  Ednet changed its name to International Power Group, Ltd. on September 24, 2004.  Commencing on October 5, 2004 and concluding on December 8, 2004, the Company entered into a series of transactions by which it acquired 100% of the outstanding shares of International Power, Inc. (“Power, Inc.”), a closely-held corporation which had as its primary asset, the shares of Terra Mar Environmental Systems Incorporated (TMES) which Power, Inc. acquired on August 20, 2004.  TMES, a closely-held venture capital company, was formed in 1994 to develop and implement strategic systems for the environmentally safe management and long term disposal of radiological waste.  TMES attempted to coordinate an international consortium of companies and organizations with the requisite managerial and technical expertise to identify sites, select technology, establish legal and regulatory structures, and engineer and construct low level radiological waste treatment and disposal facilities, and manage such facilities over the long-term.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.  On December 2, 2004, IPWG acquired fifty per cent of Tratamientos Ambientales Tecate, a Mexican corporation (TAT).  IPWG has one wholly owned subsidiary located in Mexico called IPW Group De Mexico SA #1.

NYLIB1 726714.6

Business of IPWG.

We believe we have technology and contractors available to us requisite to create waste-to-energy disposal facilities which reduce solid waste input to approximately 1.7% fly ash that has to be treated before it can be placed on a landfill, 14.3% is bottom ash from which 15% is recovered as ferrous, 70% is useful as construction material for concrete, cinder blocks or roads and road beds and 15% goes to a landfill.  The waste-to energy facilities earn fees from waste disposal (tipping fees) and also produce at the same time electricity and drinking water in commercially saleable amounts.  Collectively, the process is referred to herein as waste-to-energy (“WTE”) technology.

We think that the sum of tipping fees, electrical, water and ash receipts will exceed our financial and operating costs; that our facilities will have relatively minimal adverse effects on the environment compared with most waste disposal methods.

The risks are that the technology does not work or is not available to us, we cannot interest potential contractors or locate, obtain licenses or permits for appropriate sites or obtain the necessary materials and equipment, we cannot obtain the necessary financing and others have better technology, building capabilities or locations.

Principal products and services.  IPWG, on its own and through collaboration with strategic partners and others, is marketing and plans to build and operate waste-to-energy facilities to process solid and hazardous and low-level nuclear wastes by incineration.  The incinerator will produce marketable electricity, drinking water and a component in construction materials including cement and road beds.

We have assembled components and technologies that incinerate solid waste and hazardous waste at high temperatures.  The incinerator produces steam, which drives a turbine which produces electricity and condenses the steam into water.  The electricity and steam drive further processes which scrub smoke-stack air emissions, produce drinking water, ash and enough excess electricity to sell.  We believe we can customize the operation of WTE facilities to suit community needs by maximizing electricity or drinking water, with little or no loss of efficiency or environmental friendliness.

In our first facility planned for construction in the Ensenada, Mexico area, we plan to construct twelve solid waste modules which are each capable of combusting one hundred eight (180) tons of solid and hazardous waste per day or 2,160 tons daily for 12 module plant, 788,400 tons annually..  The incinerators will be designed to reducing the aggregate waste to less than 10% of its original volume and 20% of its original weight.  We expect that each module will generate, assuming full utilization, six (6) megawatts of electricity per hour and 240,000 gallons of distilled water per day.

The WTE technology, customized for each locale in which our facilities are to be deployed, is expected to be the basis for our business operations, though management will continue to be receptive to the acquisition and development of complimentary businesses and technologies.

NYLIB1 726714.6

We believe our WTE facilities will offer financial rewards from start to finish for waste generators and collectors, governments charged with disposal and ourselves.  Waste generators and collectors will not be burdened with potential liabilities for land-fill clean-up; governments need not create land-fills; and we may be able to build a profitable business.  We anticipate three primary income streams:  (i) tipping fees, (ii) the sale of electricity and (iii) the sale of drinking water.  We also expect to augment revenues by selling up to 70% of the ash produced from the processes as construction material, and thereby reducing our disposal costs.

Contemplated Projects.  During the last several months we developed contacts in several countries that we believe may lead to the construction of WTE facilities.  We have identified certain countries and geographic regions where, due to varying combinations of land fill shortages, energy needs and potable water scarcity, WTE technology would be particularly effective.  We believe our management’s experience in the waste management industry positions us to address the waste management needs of developed and developing nations.

Distribution methods of the products or services.

Our business plan is to locate, finance, build and operate WTE facilities for governmental entities and others charged with the disposal of municipal, commercial, industrial and certain hazardous wastes.  We intend to focus on municipalities that have significant waste-handling and land fill problems and areas that can benefit from drinking water and additional electricity production.  Our primary marketing strategies include direct contact with government officials and large producers and handlers of waste.  We also intend to rely on limited and highly targeted advertising.  Integral to these methods is the development of strong brand identification for the Company coupled with increasing awareness of our target markets in the financial, ecological and tactical advantages of WTE technology.

Competitive business conditions; competitive position in the industry; methods of competition.

Competition for disposal of solid waste is high.  Competition comes from public and private commercial trash haulers, commercial and industrial companies that handle their own waste collection and disposal, public and private waste-to-energy companies and municipalities and regional government authorities.  IPWG is a small, start-up company in a highly competitive industry.  We have developed a business plan that we believe will maximize our know-how and limited financial assets and minimize the constraints that result from our lack of revenue, limited capital or operating history.  Our business model is untested and no assurance can be given that our business plan can be executed or that even if it is executed, will generate profits.

We believe that the waste-to-energy field, due to its relatively young age in the history of solid waste disposal, presents opportunity because of the disparities in technologies and fragmentation in the industry.  New technologies emerge frequently.  Many have local application only, or insufficient exposure to draw global interest.  While the components of our WTE technologies are commercially available, we do not believe that any entity, other than our partners, have assembled or engineered such facilities.  That is not to say that there is not substantial competition for the three primary sources of income from which we expect to receive revenue – tipping fees and sales of electricity and drinking water.  As to the production of

NYLIB1 726714.6

saleable by-products, i.e. electricity, drinking water and usable ash, we believe there will be competitors in the production of each of these products in each locale in which we plan to operate.  Due to the limited production of those products by our process and because they are only by-products, we plan to partner with potential competing vendors in those locales to gain the efficiencies of the established distribution networks.

Governmental agencies may be able to offer lower direct charges to waste producers for waste removal and potentially waste-to-energy incineration by subsidizing costs with tax revenues and tax-exempt financing.  Most municipalities presently operate solid waste disposal facilities, most of them as landfills.  These facilities generally are subsidized by tax revenues and often produce fiscal losses in addition to environmental damage.  We believe we can partner with governmental authorities and provide WTE technologies that can produce profits for IPWG, save our customers substantial amounts and be environmentally responsible.

We expect to compete for business on the basis of geographic location, environmental advantages, tipping fees, power generation fees, drinking water and ash sales and quality of operations.  Our ability to obtain permits and to locate WTE facilities may be limited in areas where there is adequate space for landfills, power generation facilities and potable drinking water.  Labor, operating and disposal costs, as well as the value of our by-products, vary widely throughout the areas in which we plan to operate.  The tipping fees we expect to charge will be determined locally, and typically vary by the volume and weight, type of waste, treatment requirements, risk of handling or disposal, and labor costs.

Sources and availability of raw materials.

We believe there is a readily available supply of machinery, materials, equipment and associated vendors to design, fabricate, construct and if necessary operate the waste-to-energy plants that we expect to build.  We believe the worldwide need for waste-to-energy plants continues to expand as energy costs and the need for potable water increases and open space for land-fills declines.  Increasing energy costs coupled with waste generation and fewer landfills provides a growing opportunity for renewable energy solutions.  We do not believe we are dependent on any one source for supply of any of the products used in our WTE process.

We also do not believe that there will be a shortage of waste on which to run our proposed facilities.  However, as mentioned above in “Competition”, others compete for tipping fees to dispose of solid and hazardous wastes.  We anticipate that the government and private agencies for whom we build WTE facilities will be responsible for providing the solid waste which will be processed through the facilities.  We plan to enter into long term tipping arrangements with producers of waste and possibly to securitize or insure the revenues of those contracts to finance construction and operation of our facilities.

We believe there are adequate capital markets, assuming the creditworthiness of the contracting party to the tipping fee contracts, the power generation agreements and drinking water sales (or availability of insurance to augment the creditworthiness of such contracting parties), to securitize the cash flow from such agreements.

NYLIB1 726714.6

Research and Development.  Our current and future success will depend in large part on our ability to locate, build (or have built for us) and operate (or have operated for us) WTE facilities.

We estimate that we have spent approximately $37,673.00 and $3,161,210.00, respectively, in fiscal years ended December 31, 2004 and 2005, on research and development.  All research and development activity for those years has been in support of marketing and development of WTE facilities.

Patents, Trademarks, Licenses, etc.  IPWG does not own any patents, trademarks or licenses.  IPWG has contracted or is in negotiation with parties who will provide, or IPWG believes has available to it on reasonable commercial terms, adequate technologies to execute its business plan.

Government Approval and the Effect of Government Regulations.  The United States Environmental Protection Agency (“US EPA”) has adopted regulations related to several aspects of solid waste management, including but not limited to regulations related to the products of waste combustion, heavy metal disposal and ground water contamination.  The Company believes that its proposed WTE modules’ regulated emissions will be less than 80% of permissible limits.  No assurance can be given that the proposed WTE facilities will perform as specified or that applicable regulations will not be strengthened.  We do not believe the Company will sustain any substantial additional costs, other than the type described the section headed “Planned Ensenada, Mexico WTE Facility”, in complying with government regulations.  In connection with the operation of WTE plants outside the United States, the Company will be required to comply with all regulations, rules and directives imposed by the host governments.  With specific reference to Mexico, the Company will be required to prepare and file with Ministry of Ecology in Mexico a study of ecological impact for the Ensenada WTE plant, which report must be approved by the ministry.

Number of Employees.

As of April 14, 2006, we have five employees (three officers and two clerical administrative personnel). Our three officers devote as much time to our business as they deem necessary to its success, which is presently in excess of 40 hours per week. However, they are also involved with other business ventures. Our two clerical, administrative personnel are fulltime employees.

Reports to Securities Holders.

We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.  We also make available free of charge on or through our Internet

NYLIB1 726714.6

website, http://www.international-power.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC.  Information on our website is not a part of this report.

Generally, when we use the words “we,” “our,” “us,” the “Company” or “IPWG” in this report, we are referring to International Power Group, Ltd. and its subsidiaries.

RISK FACTORS

AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK.  YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING INFORMATION ABOUT CERTAIN OF THE RISKS OF INVESTING IN OUR COMMON STOCK, TOGETHER WITH OTHER INFORMATION CONTAINED IN THIS REPORT, BEFORE YOU DECIDE TO PURCHASE OUR COMMON STOCK.  INVESTORS MUST REMEMBER THAT AN INVESTMENT IN A DEVELOPMENT STAGE COMPANY IN A RELATIVELY NEW INDUSTRY WITH NO HISTORY OF OPERATIONS SUCH AS OURS INVOLVES AN UNUSUALLY HIGH AMOUNT OF RISK, BOTH UNKNOWN AND KNOWN, AND PRESENT AND POTENTIAL, INCLUDING, BUT NOT LIMITED TO THE RISKS DESCRIBED BELOW.

BUSINESS AND FINANCIAL RISKS.

OUR ACCOUNTANTS HAVE ISSUED A GOING CONCERN OPINION AND WE HAVE LIMITED WORKING CAPITAL, MINIMAL NET WORTH AND SUBSTANTIAL CURRENT LOSSES THAT INHIBITS OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our independent auditors, Robert G. Jeffrey, CPA, have issued an opinion regarding our financial condition to the effect that, in their opinion, we cannot continue to operate for the ensuing twelve months without significant additional equity or debt financing.  To date, we have met our working capital requirements through the private placement of our securities and loans.  We do not expect our current working capital to support our operations, and we are in need of approximately $3,000,000 of additional capital to fund our budgeted operations over the next 12 months.  Since entering the WTE field in November 2004, we have not generated any significant revenue and have experienced substantial losses.  We also have very limited working capital and, as at December 31, 2005 recorded an accumulated deficit of $3,198,847.  For the immediate years preceding the acquisition of Power, Inc., we were an inactive public shell corporation with no significant revenue and only losses.  For the year ended December 31, 2005, we reported a loss of approximately $3,161,210.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; OUR FUTURE PROFITABILITY IS UNCERTAIN.

We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we develop WTE facilities.  As of December 31, 2005, we had an accumulated deficit of approximately $3,161,210.00.

NYLIB1 726714.6

THERE IS NO ASSURANCE THAT WE WILL SUCCESSFULLY DEVELOP A COMMERCIALLY VIABLE PRODUCT.

We plan to be assemblers of WTE technology.  Other than the process by which we plan to assemble the described WTE facilities, we do not have any intellectual property of our own and we are dependent on our relationships with third-parties for location of sites to build facilities, permits for operation, construction of the facilities, purchase of the parts to assemble the facilities, operation of the facilities and sales of the by-products.  Since our formation in November 30, 1998, we have engaged in various activities and businesses, but we have not produced a profit.  We have generated no revenue from WTE facilities operations, do not have any operational WTE facilities, and none are expected to be completed until after July 31, 2008, if at all.  There can be no assurance that our efforts will lead to the construction of WTE facilities or profits from such facilities if built.

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDS TO CONSTRUCT WTE FACILITIES; IF FINANCING IS NOT AVAILABLE, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS OR PURSUE OTHER FINANCING ALTERNATIVES.

Our operations to date have consumed substantial amounts of cash.  Negative cash flow from operations is expected to continue in the foreseeable future.  Without substantial additional financing, we may be required to reduce some or all of our WTE project development plans or cease operations.  Our cash requirements may vary materially from those now planned because of responses to our proposals and permit requests, cost of financing projects, availability and price of materials to construct our proposed WTE plants, changes in tipping fees that we hope to receive, availability and timely delivery of waste to power WTE facilities once built, the amount we can charge for the WTE by products and the costs of environmental compliance, including disposal of residual waste.  We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with other partners and competitors, issuance of debt or from other sources.  Additional financing may not be available when needed or may not be available on acceptable terms.  If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain programs, forego desired opportunities or license third parties rights to develop locations that we would otherwise seek to develop internally.  To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

OUR CHANCES FOR SUCCESS ARE REDUCED BECAUSE WE ARE AN EARLY STAGE COMPANY WITH REGARD TO OUR NEW BUSINESS OPERATION.

In recent years we were inactive and only entered our current field of WTE in November 2004.  We have generated no revenues and have incurred only losses since that time, and, thus, have a limited operating history.  We are subject to all the risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including, technical, engineering, sales and marketing personnel) and a need for additional capital to finance our efforts and intended growth.  We cannot assure you that we will

NYLIB1 726714.6

be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

WE NEED SUBSTANTIAL ADDITIONAL FINANCING TO EXECUTE OUR BUSINESS PLAN WHICH MAY NOT BE AVAILABLE.  IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS.

We need substantial additional capital to expand our plant development and construction and sales efforts.  Our current resources are insufficient to fund operations.  We believe that we will need an additional $3,000,000 to execute our business plan and support operations over the next 12 months.  We cannot expect current warrant holders to exercise their warrants if the trading prices of our common stock are below the warrant exercise prices.  However, if the trading price of our common stock is above the various exercise prices, we expect warrant holders to provide approximately of additional funding through the exercise of the Warrants.  Of course, these are events that are outside of our control.  We have not and cannot assure you that we will be able to secure any such financing.  We may not be able to find financing on terms that are acceptable to us.  If we cannot obtain such financing, we will not be able to execute our business plan or continue operations.

WE DO NOT HAVE EMPLOYMENT CONTRACTS WITH ANY EMPLOYEES

Development of our business depends to a significant degree on the continuing contributions of our key management and technical personnel, as well as on the continued cooperation of partners on whom we are relying to  assist  in  the  design, development, construction and operation of the proposed WTE facilities.  We do not knowledge that any of our key personnel or  partners  intend to sever their relationship with us other than Naanovo USA  Energy  which  is  discussed  in Item 8A to this Annual report on Form 10-KSB.

A SUBSTANTIAL PORTION OF OUR PROPRIETARY INTELLECTUAL PROPERTY IS DEVELOPED BY PERSONS THAT ARE NOT EMPLOYED BY US.

A substantial portion of our proprietary intellectual property was developed by individuals employed by others.  We do not have control over, knowledge of, or access to those employment arrangements.  Many of our suppliers and partners have the capability, and greater resources, to compete with us.

WE ARE DEPENDENT ON THIRD PARTY RELATIONSHIPS FOR CRITICAL ASPECTS OF OUR BUSINESS; PROBLEMS IN THESE RELATIONSHIPS MAY INCREASE COSTS AND/OR DIMINISH OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

We intend to use the expertise and resources of strategic partners and other third parties in a number of key areas, including (i) engineering, (ii) development, including licensing and permitting, (iii) product development and sales and (iv) construction and operation of WTE facilities.  If these third parties do not perform in a timely and satisfactory manner, we may incur costs and delays as we seek alternate sources, if available.  Such costs and delays may have a material adverse effect on our business.

NYLIB1 726714.6

We may seek additional third party relationships in certain areas, particularly in marketing and construction, where collaborators may enable us to enter geographic markets that are otherwise beyond our current resources and/or capabilities.  There is no assurance that we will be able to obtain any such relationships.  Our inability to obtain and maintain relationships with third parties may have a material adverse effect on our business, by slowing our ability to execute our business plan, requiring us to expand our internal capabilities, increasing our overhead expenses, impinging on future growth opportunities or causing us to delay or terminate projects.

WE MAY FACE DELAYS IN THE DEVELOPMENT OF OUR TECHNOLOGIES AND OUR TECHNOLOGY MAY NOT WORK AS EXPECTED OR BE ECONOMICALLY VIABLE.

The technologies we intend to use have not yet been widely applied within the solid waste industry and may not work as well as expected or be economically viable.  The successful application of the technologies at the scales we contemplate has yet to occur.  The inability to produce large volumes of energy under our current plan may require investment in capital equipment and operating expenses beyond our business and construction plans.  Unforeseen difficulties in the development or acceptance of energy produced from waste may lead to delays in the implementation of our WTE process and the subsequent generation of revenue.

WE WILL DEPEND ON A SIGNIFICANT SUPPLY OF SOLID WASTE AND TIMELY PAYMENT FOR THAT SOLID WASTE.

If we do not obtain a supply of solid waste at quantities and qualities that are sufficient to operate our proposed facilities at expected operating levels, our financial condition and operating results could adversely be affected.  One or more of the following factors could impact the price and supply of waste:

•

defaults by waste suppliers under their contracts;

•

a decline in solid waste supply due to increased recovery by material recovery facilities;

•

composting of solid waste;

•

incineration of solid waste;

•

legal prohibitions against processing of certain types of solid waste in our facilities; or

•

increased competition from landfills and recycling facilities.

ENVIRONMENTAL REGULATIONS AND LITIGATION COULD SUBJECT US TO FINES, PENALTIES, JUDGMENTS AND LIMITATIONS ON OUR ABILITY TO EXPAND.

We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and

NYLIB1 726714.6

water, and the remediation of contaminated soil, surface water and groundwater.  The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation.  Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations.  If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions.  We currently do not have insurance coverage for our environmental liabilities, and we may not be able to obtain sufficient coverage in the future.  Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

In addition to the costs of complying with environmental laws and regulations, if governmental agencies or private parties brought environmental litigation against us, we would likely incur substantial costs in defending against such actions.  We may in the future be a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage.  A judgment against us, or a settlement by us, could harm our business, our prospects and our reputation.

We cannot predict with certainty the extent of future costs under environmental, health and safety laws, and cannot guarantee that they will not be material.

We could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of drinking water sources or soil.  Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved.  Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

WE MAY BE EXPOSED TO LITIGATION IN THE ORDINARY COURSE OF OUR BUSINESS.

Since our personnel are expected to routinely handle solid waste materials, we may be subject to liability claims by employees, customers and third parties.

WE MAY BE UNABLE TO OBTAIN REQUIRED FINANCING OR PERMITS.

We plan to construct our initial facility in Mexico.  We cannot assure you that we will successfully obtain the necessary financing or environmental permits to build and operate this facility, or retain the permits that are required to operate the facility or obtain financing or permits we require to build and operate our intended additional facilities.  Permits to build and operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures.  The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures.  Our failure to obtain

NYLIB1 726714.6

financing or obtain or retain the required permits to build or operate our facilities could have a material adverse effect on our future results of operations.

WASTE TO ENERGY TECHNOLOGY HAS NOT YET GAINED MARKET ACCEPTANCE, NOR DO WE KNOW WHETHER A MARKET WILL DEVELOP FOR IT IN THE FORESEEABLE FUTURE TO GENERATE ANY MEANINGFUL REVENUES.

WTE technology has received only limited market acceptance.  This technology is relatively new to the market place and we have not generated any revenues from WTE technology.  Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the industry remains in an evolving state.  WTE technology competes with more established companies in the waste and alternative energy fields.  Acceptance of WTE technology to traditional products and/or services depends upon a number of factors including:

•

favorable pricing vis a vis other alternatives

•

the ability to establish the feasibility and reliability of WTE technology

•

public perception of the product

For these reasons, we are uncertain whether WTE technology will gain acceptance.  Our future success depends upon such acceptance.

WTE TECHNOLOGY MAY BE ADVERSELY AFFECTED BY FUTURE TECHNOLOGICAL CHANGES AND ENVIRONMENTAL REGULATORY REQUIREMENTS AS WELL AS REDUCTION OF TRADITIONAL ENERGY COSTS OR THE ESTABLISHMENT OF LOWER PRICED ENERGY ALTERNATIVES.

Changes in governmental regulation and technological advances by others in the waste or energy industries may render our technology obsolete.  Research in this area is currently being sponsored by governmental agencies, major utilities, oil companies and other energy suppliers.  If such research successful, the need for our technology could be reduced or eliminated.

WE RELY ON TECHNOLOGY DEVELOPED BY OTHERS AND SHARED WITH COLLABORATORS TO DEVELOP WTE FACILITIES WHICH PUTS OUR PROPRIETARY INFORMATION AT RISK OF UNAUTHORIZED DISCLOSURE.

We rely on trade secrets, know-how and technological advancement to maintain our competitive position.  Although we use confidentiality agreements and employee proprietary information and invention assignment agreements to protect our trade secrets and other unpatented know-how, these agreements may be breached by the other party thereto or may otherwise be of limited effectiveness or enforceability.

NYLIB1 726714.6

CONFIDENTIALITY AGREEMENTS MAY NOT ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WHICH COULD RESULT IN UNAUTHORIZED DISCLOSURE OR USE OF OUR PROPRIETARY INFORMATION.

We require our employees, consultants and third parties with whom we share proprietary information to execute confidentiality agreements upon the commencement of their relationship with us.  The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances.  There can be no assurance, however, that these agreements will provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure of such information.  If our unpatented proprietary information is publicly disclosed before we have been granted patent protection, our competitors could be unjustly enriched and we could lose the ability to profitably develop products from such information.

WE FACE INTENSE COMPETITION AND MAY NOT HAVE THE FINANCIAL AND HUMAN RESOURCES NECESSARY TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGES WHICH MAY RESULT IN OUR TECHNOLOGY BECOMING OBSOLETE.

The energy production and alternate energy businesses and related businesses are subject to rapid technological change, especially due to environmental protection regulations, and subject to intense competition.  We compete with both established companies and a significant number of startup enterprises.  Most of our competitors have substantially greater financial, engineering and marketing resources than we do and may independently develop superior technologies which may result in our technology becoming less competitive or obsolete.  We may not be able to keep pace with this change.  If we cannot keep up with these advances in a timely manner, we will be unable to compete in our chosen markets.

WE DEPEND ON OUR THREE EXECUTIVE OFFICERS AND NEED ADDITIONAL MARKETING, ENGINEERING, ADMINISTRATIVE AND TECHNICAL PERSONNEL TO BE SUCCESSFUL.  WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR ATTRACT SUCH PERSONS; OUR OFFICERS HAVE OTHER BUSINESS ENDEAVORS IN ADDITION TO OUR COMPANY

Since we are a small company, a loss of one or more of our current officers would severely and negatively impact our operations.  To implement our business plan, we will need additional marketing, administrative, engineering and technical personnel.  The market for such persons remains competitive and our limited financial resources may make it more difficult for us to recruit and retain qualified persons.  If any of our officers were to resign or not be able to continue to devote his time to our business, it may have a materially adverse effect upon our business.

Our three officers, who are active employees, presently devote in excess 40 hours per week to our business activities. However, they also have outside business activities which may cause a conflict regarding the time available to devote to our business.

NYLIB1 726714.6

OUR CURRENT MANAGEMENT HAS A SIGNIFICANT VOTING MAJORITY OF OUR COMPANY’S OUTSTANDING COMMON STOCK AND CAN PREVENT CHANGES IN MANAGEMENT, POLICY OR OUTSIDE TAKEOVER OF OUR BUSINESS.

Our current officers and directors own over 65% of our issued and outstanding common stock and can control the appointment and/or election of all directors and officers.

RISKS RELATED TO CONSTRUCTION OF WTE PLANTS.

WE WILL DEPEND ON THIRD PARTIES TO DESIGN AND BUILD OUR WTE FACILITIES, HOWEVER, THEIR FAILURE TO PERFORM COULD FORCE US TO ABANDON BUSINESS, HINDER OUR ABILITY TO OPERATE PROFITABLY OR DECREASE THE VALUE OF YOUR INVESTMENT.

We will be highly dependent upon third parties to design, build our WTE facilities.  If the third parties do not perform, for any reason, there is no assurance that we would be able to obtain a replacement general contractor.  Any such event may force us to abandon our business.  We do, however, intend to purchase performance bonds to mitigate some of the risk of a contractor terminating its relationship with us after initiation of construction.

WE MAY NEED TO INCREASE COST ESTIMATES FOR CONSTRUCTION OF OUR WTE FACILITIES, AND SUCH INCREASE COULD RESULT IN DEVALUATION OF YOUR INVESTMENT IF PLANT CONSTRUCTION REQUIRES ADDITIONAL CAPITAL.

We anticipate that our WTE facilities will be built for a fixed contract price, based on the plans and specifications in anticipated design-build agreements.  We have based our preliminarily capital needs for plant construction on certain assumptions after discussions and negotiations with parties with design-build experience.  These price estimates include construction period interest.  The estimated costs are based on preliminary discussions.  There is no assurance that the final cost of the plants will not be higher.  There is no assurance that there will not be design changes or cost overruns associated with the construction of the WTE facilities.  In addition, steel prices and shortages of steel could affect the final cost and final completion date of any project.  Any significant increase in the estimated construction cost of the plants could delay our ability to generate revenues and reduce the value of your investment because our expected revenue streams may not be able to adequately support the increased cost and expense attributable to increased construction costs.

The political climate in some of the countries where we intend to build WTE facilities could cause problems in the completion of our plants, negatively affecting our plans.

We may meet resistance to our efforts to build our WTE facilities in certain countries.  The résistance may be caused by political unrest, labor or union issues, environmental problems, shortage of materials, economic conditions or other issues.  There is no assurance that such resistance will not have a material adverse effect on our ability to implement our business plan.

NYLIB1 726714.6

WTE FACILITY CONSTRUCTION DELAYS COULD RESULT IN DEVALUATION OF YOUR INVESTMENT IF OUR PRODUCTION AND SALE OF POWER ARE SIMILARLY DELAYED.

Construction projects often involve delays in obtaining permits, construction delays due to weather conditions, or other events that delay the construction schedule.  The builder and designer of the plants may be involved in the construction of other projects while constructing our WTE facilities.  This could cause delays in our construction schedules.  Changes in interest rates or the credit environment or changes in political administrations at the federal, state or local level that result in policy changes towards waste to energy or our proposed projects could also cause construction and operation delays.  If it takes longer to construct the WTE facilities than we anticipate, it would delay our ability to generate revenue and make it difficult for us to meet our debt service obligations.  This could reduce the value of your investment.

DEFECTS IN CONSTRUCTION COULD RESULT IN DEVALUATION OF YOUR INVESTMENT IF OUR PLANTS DO NOT PRODUCE POWER AS ANTICIPATED.

There is no assurance that defects in materials and/or workmanship in the WTE facilities will not occur.  Under the terms of the anticipated design-build agreements, the designer builder would warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though we expect the design-build agreements to require the contractors to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur.  Such defects could delay the commencement of operations of the plants, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation.  Halting or discontinuing plant operations could delay our ability to generate revenues and reduce the value of your investment.

PLANT SITES MAY HAVE UNKNOWN ENVIRONMENTAL PROBLEMS THAT COULD BE EXPENSIVE AND TIME CONSUMING TO CORRECT, WHICH MAY DELAY OR HALT WTE FACILITIES’ CONSTRUCTION AND DELAY OUR ABILITY TO GENERATE REVENUE.

We intend to build our WTE facilities all over the world.  Accordingly, in areas with which we are not familiar, we will depend on third parties in locating and evaluating the proposed sites for our plants.  As a result, we could encounter unknown environmental problems that will be costly and time consuming to correct, or may not be correctible at all .  These risks of environmental problems could have a material adverse effect on our ability to implement our business plan.  Upon encountering a hazardous environmental condition, we may suspend work in the affected area.  If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction.  The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition.  In addition, the designer builder will likely be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition.  If we encounter any hazardous environmental

NYLIB1 726714.6

conditions during construction that require time or money to correct, such event could delay our ability to generate revenues and reduce the value or your investment.

CHANGES IN ENVIRONMENTAL REGULATIONS OR VIOLATIONS OF THE REGULATIONS COULD BE EXPENSIVE AND REDUCE THE VALUE OF YOUR INVESTMENT.

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate WTE facilities.  In addition, it is likely that our debt financing will be contingent on our ability to obtain the various environmental permits that we will require.  If for any reason, any of these permits are not granted, construction costs for WTE facilities may increase, or the WTE facilities may not be constructed at all.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations.  The expense of compliance could be significant enough to reduce the value of your investment.

THE OPERATION OF WTE FACILITIES COULD SUBJECT US TO CLAIMS OR LIABILITY LAWSUITS.

The operation of WTE facilities may be considered inherently dangerous and injury to individuals or property may occur, subjecting us to lawsuits.  We do not currently have insurance for such possibilities.  Although we intend to seek insurance coverage, we may not be to do so at a cost we can afford, or the coverage may prove to be insufficient.  The time and cost of defending such suits could have an adverse effect on our ability to implement our business plan.  Similarly, a costly judgment against us could cause us to cease operations.

CHANGES AND ADVANCES IN PRODUCTION TECHNOLOGY COULD REQUIRE US TO INCUR COSTS TO UPDATE OUR PLANS OR COULD OTHERWISE HINDER OUR ABILITY TO COMPETE IN THE INDUSTRY OR OPERATE PROFITABLY.

Advances and changes in the technology of WTE facilities are expected to occur.  Such advances and changes may make the technology we plan to install in our WTE facilities less desirable or obsolete.  These advances could also allow our competitors to operate a lower cost than we expect.  If we are unable to adopt or incorporate technological advances, our methods and processes could be less efficient than our competitors, which could cause us to become uncompetitive or our projects obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that we remain competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure you that third-party licenses will be available or, if obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our expected financial performance by increasing planned operating costs and reducing expected revenues, which could reduce the value of your investment.

NYLIB1 726714.6

RISKS RELATED TO THE POWER INDUSTRY.

COMPETITION FROM THE ADVANCEMENT OF ALTERNATIVE POWER MAY LESSEN THE DEMAND FOR OUR TECHNOLOGY WHICH COULD NEGATIVELY IMPACT OUR POTENTIAL FOR PROFITABILITY AND REDUCE THE VALUE OF YOUR INVESTMENT.

Alternative power and energy technologies and production methods are continually under development.  New developments could reduce the demand for our expected power production and technology, which would negatively impact the value of your investment.

CONSUMER RESISTANCE TO THE CONCEPT OF CONVERTING WASTE TO ENERGY BASED ON THE BELIEF THAT IT IS EXPENSIVE TO PRODUCE, ADDS TO AIR POLLUTION, IS ODOROUS AND TAKES MORE ENERGY TO PRODUCE THAT IT CONTRIBUTES MAY AFFECT THE OUR ABILITY TO ACHIEVE MARKET ACCEPTANCE AND REDUCE THE VALUE OF YOUR INVESTMENT.

Based upon public consumer reports, we believe that certain consumers may resist the concept of converting waste into energy due to the fallacy that WTE facilities add to air pollution and are odorous.  Still other consumers may believe that the process of producing power from waste takes more energy in the conversion than the power that is actually produced.  If we cannot overcome these misconceptions, market acceptance may be difficult and this could negatively affect the value of your investment.

RISKS RELATED TO OUR COMMON STOCK.

APPLICABLE SEC RULES GOVERNING THE TRADING OF “PENNY STOCKS” LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, THAT MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

The bid and ask quotations of our common stock are routinely reflected on the Unsolicited Pink Sheets market under the symbol “IPWG”.  However, there is no sanctioned public market for our common stock at this time.  As a result, there is no assurance that there will be liquidity of an investment in our common stock.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The trading price of our stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations.  The trading price may be affected by a number of

NYLIB1 726714.6

factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors.  In recent years, stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations.  Such market fluctuations may adversely affect the future trading price of our common stock.

WE HAVE PREVIOUSLY CONDUCTED PRIVATE OFFERINGS; THE STOCK ISSUED IN THOSE OFFERINGS AND ANY OTHERS WE MAY CONDUCT MAY BECOME FREELY TRADABLE AND HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR STOCK.

Approximately 39,093,202 of our 313,419,100 shares outstanding as of March 22, 2006 are in the “publicly trading float”.  Public sale of those shares could have a depressive effect on the public market price of our common stock.

OUR OUTSTANDING OPTIONS AND WARRANTS MAY ADVERSELY AFFECT OUR ABILITY TO CONSUMMATE FUTURE EQUITY FINANCINGS DUE TO THE DILUTION POTENTIAL TO FUTURE INVESTORS.

We have outstanding options and warrants for the purchase of shares of our common stock with exercise prices currently below market which may adversely affect our ability to consummate future equity financings.  To the extent any such options and warrants are exercised, the value of our outstanding shares of our common stock will be diluted.

As of April 13, 2006, we have outstanding vested options to purchase 19,400,000 shares of common stock at a weighted-average exercise price of $0.29 and vested warrants to purchase 7,085,000 shares of common stock with a weighted-average price of $0.29.

Due to the number of shares of common stock we are obligated to sell pursuant to outstanding options and warrants described above, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS WILL CAUSE A DILUTION TO OUR STOCKHOLDERS AND MAY HAVE A SIGNIFICANT NEGATIVE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

If the outstanding Options and Warrants are exercised (which, as of December 31, 2005 would result in the issuance of an additional 15,400,000 and 9,710,000 shares, respectively, of common stock), we can expect that they would be exercised when the public trading prices of our securities are higher than the exercise price, causing a dilution to those of our stockholders who purchased our stock at prices above the exercise price.  There can be no assurance that any of the Options or Warrants will be exercised or that the public trading price of our securities will increase.

NYLIB1 726714.6

THE MARKET PRICE OF OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT VOLATILITY.

The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies.  In addition, the market prices of the common stock of many publicly traded solid waste companies have been and can be expected to be especially volatile.  Our common stock price in the 52-week period ended April 13 2006, had a low of $0.038 and high of $1.90.  Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our schedules and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock.  The realization of any of the risks described in these “Risk Factors” may have a significant adverse impact on such market prices.

WE MAY PAY VENDORS IN STOCK AS CONSIDERATION FOR THEIR SERVICES; THIS MAY RESULT IN STOCKHOLDER DILUTION, ADDITIONAL COSTS AND DIFFICULTY RETAINING CERTAIN VENDORS.

In order for us to preserve our cash resources, we have previously and may in the future pay vendors in stock, warrants or options to purchase shares of our common stock rather than cash.  Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock.  In addition, in situations where we have agreed to register the stock issued to a vendor, this will generally cause us to incur additional expenses associated with such registration.  Paying vendors in stock, warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice should that vendor decline payment in stock.

WE DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK.  UNTIL SUCH TIME AS WE PAY CASH DIVIDENDS OUR STOCKHOLDERS MUST RELY ON INCREASES IN OUR STOCK PRICE FOR APPRECIATION.

We have never declared or paid dividends on our common stock.  We intend to retain future earnings to develop and commercialize our products and therefor we do not intend to pay cash dividends in the foreseeable future.  Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock’s market price for appreciation.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR RESOURCES, SYSTEMS AND CONTROLS MAY BE STRAINED AND OUR OPERATING RESULTS MAY SUFFER.

We plan to add to our workforce and to continue to increase the size of our workforce and scope of our operations as we continue to develop our business plan and move towards construction of WTE facilities.  This growth of our operations will place a significant strain on our management personnel, systems and resources.  We may need to implement new

NYLIB1 726714.6

and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems.  These endeavors will require substantial management effort and skill, and we may require additional personnel and internal processes to manage these efforts.  If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

Our obligations as a public company under the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and related regulations, are likely to increase our expenses and administrative burden.  These expenses and burdens are particularly acute on companies of our small size.  Changes in the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.  These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from commercialization activities to compliance activities.  If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies regulatory authorities may initiate legal proceedings against us and our business may be harmed.

THERE ARE LIMITATIONS ON THE LIABILITY OF OUR DIRECTORS, AND WE MAY HAVE TO INDEMNIFY OUR OFFICERS AND DIRECTORS IN CERTAIN INSTANCES.

Our certificate of incorporation limits the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors.  Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents.  These provisions may be in some respects broader than the specific indemnification provisions under Delaware law.  The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance.  Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

NYLIB1 726714.6

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors.  However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom.  Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders.  Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

Nevertheless, limitations of director liability may be viewed as limiting the rights of stockholders, and the broad scope of the indemnification provisions contained in our certificate of incorporation and bylaws could result in increased expenses.  Our board of directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute positively to the quality and stability of our corporate governance.  Our board of directors has concluded that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects on stockholders of reducing the exposure of directors to liability and broadened indemnification rights.

PLEASE READ THIS FORM 10-KSB CAREFULLY.  YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN.  WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

Item 2.

Description of Property.

  The Company’s executive offices are located at 950 Celebration Blvd., Suite A, Celebration, Florida 34747.  The premises are leased to the Company at approximately $6,000 per month.  The lease is for four years.  At this time the Company does not have any tangible assets.  Specifically, we do not own any substantial real or personal property.  We also maintain satellite offices as follows:

•

Mexican Office:  Culiacan No. 17-105, Colonia Hipodromo Condesa, Delegacion Cuauhtémoc, Mexico City. Z. C., Mexico (+52) 55 5564 2955, month-to-month rental at $747.50 (USD) per month;

•

London Office:  1 Threadneedle Street, London EC2R8AW, England, (+44) 2077 110 5412; month-to-month arrangement requiring 60 days’ notice; monthly rent:  $1,304.17 (USD);

•

Northeast England Office:  Royal Albert House, Sheet Street, Windsor Royal Berkshire, England, 0207 710 5412; month-to-month arrangement requiring 60 days’ notice; monthly rent:  $1,130.28 (USD); and

•

New Jersey Office:  Six Glory Lane, Sussex, New Jersey 07461-0326, provided rent free by an officer and director.

NYLIB1 726714.6

Item 3.

Legal Proceedings.

  We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4.

Submission of Matters to a Vote of Securities Holders.

  None.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities.

Market Information.

No Public Market.  Though bid and ask quotations for our common stock are routinely reflected on the Unsolicited Pink Sheets market under the symbol “IPWG”, there is no sanctioned public market for our common stock at this time.  One securities broker-dealer, however, has submitted a Form 211 to the NASD’S OTC Compliance Unit in an effort to become a market maker in our common stock.  This application is presently being reviewed by the OTC Compliance Unit.  No assurance can be given that the filing will be approved by the NASD.  Whether or not approval is received to conduct a market for our common stock on the Pink Sheets market under the currently pending Form 211, we intend to assist one or more brokerage firms to make market in our common stock on the OTC BB if and when our Form 10-SB registration statement, as amended, clears comments by the SEC and/or our intended filing of a selling stockholder Form SB-2 registration statement with the SEC becomes effective.

	High Bid	Low Bid
2004
Quarter ended December 31, 2004	$0.65	$0.06
2005
Quarter ended March 31, 2005	0.045	0.045
Quarter ended June 30, 2005	0.40	0.25
Quarter ended September 30, 2005	0.72	0.64
Quarter ended December 31, 2005	1.86	1.59
2006
Quarter ended March 31, 2006	1.18	1.00

Source – Interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of March 22, 2006, there were 201 holders of record of the Company’s Common Stock.

Dividends.

We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future.  The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations

NYLIB1 726714.6

imposed under the General Corporation Law of the State of Delaware, as amended.  The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Outstanding Warrants and Options.

As of April 13, 2006, there are outstanding warrants to purchase 7,737,500 shares of our common stock, and options to purchase 19,400,000 shares of our common stock.

Restricted Securities.

As of March 22, 2006 there were 313,419,100 shares of common stock of the Company outstanding registered to 201 stockholders of record, of which 274,325,898 are carried as restricted securities.  Of these, 55,357,091 shares are held by non-affiliates of the Company, and the balance of 218,968,807 are held by officers and directors (“affiliates”) of the Company, including Peter Toscano who beneficially owns 102,454,830 shares and Jack Wagenti who beneficially owns 106,936,840 shares.  Under SEC Rule 144 (17 C.F.R. § 230.144), stockholders whose restricted stock meet the Rule’s one-year holding provisions, including persons who may be deemed affiliates of the Company, may resell restricted securities in broker’s transactions or directly to market makers, provided the number of shares sold in any three-month period is not more than the greater of 1% of the total shares of common stock then outstanding.  If the trading circumstances of our common stock changes, this quantity may change to a number of shares equal to the average weekly trading volume for the four calendar week period immediately prior to each such sale.  The shares held by Messrs. Toscano and Wagenti have been held by their registered owners for more than one year and are therefore eligible to be sold in limited quantities under Rule 144.  The remaining restricted common stock has or will become eligible for resale under Rule 144 as indicated by the last day of the following months.

November 2005	400,000	June 2006	5,800,000
December 2005	26,583,690	July 2006	8,532,100
January 2006	1,800,000	August 2006	869,250
February 2006	4,470,000	September 2006	765,000
March 2006	2,980,000	October 2006	2,730,000
April 2006	900,000	November 2006	3,355,750
May 2006	4,100,000	December 2006	3,670,000

After a two-year holding period, a non-affiliated stockholder may resell restricted securities without regard to most of the above restrictions.  Restricted securities held by affiliates continue, even after the two-year holding period, to be subject to the resale limitations discussed above.

Application of the Penny Stock Rules.  If and when the Company’s securities are traded, the securities may likely be deemed a “penny stock”.  The Securities and Exchange Commission has adopted Rule 15g-9, which defines a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt,

NYLIB1 726714.6

the rules require:  (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:  (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.  The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Recent Sales of Unregistered Securities.  In fiscal 2004, Mr. Toscano received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005.  The shares were valued at $0.0015 per share.  In fiscal 2004, Mr. Toscano received 75,000,000 shares of common stock in 2004 in exchange for his shares in International Power, Inc.  The shares were valued at $0.001 per share.  In fiscal 2004, Mr. Wagenti received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005.  The shares were valued at $0.0015 per share.  In fiscal 2004, Mr. Wagenti received 75,000,000 shares of common stock in 2004 in exchange for his shares in International Power, Inc.  The shares were valued at $0.001 per share.  Mr. Toscano and Mr. Wagenti, on December 8, 2004, each transferred approximately 27,600,000 shares of IPWG common stock to the remaining holders of International Power, Inc.  Each of Mr. Toscano and Mr. Wagenti then contributed the shares of International Power, Inc. so obtained to IPWG for no consideration.

On December 2, 2004, we acquired fifty per cent of Tratamientos Ambientales Tecate a Mexican Corporation in exchange for 3,400,000 (300,000 issued for services) shares of common stock and approximately one hundred thousand dollars ($100,000).  The core business of Tratamientos Ambientales Tecate (TAT) procuring waste contracts to service fuel for waste energy in Mexico.  The final stock to complete this transaction was issued on or about February 23, 2005.

IPWG entered into the following private placements of its common stock in reliance on exemptions from registration provided by §4(2) of the Securities Act of 1933, as amended, including Rule 506 of Regulation D promulgated thereunder, for the purpose of raising operating capital:

1.

During the months of November and December 2004, we sold a total of 4.95 units to 8 investors for $49,500 in gross proceeds.  Each unit consisted of 400,000 shares of common stock

NYLIB1 726714.6

and a warrant to purchase 200,000 shares of common stock.  The purchase price of each unit was $10,000 (or $0.025 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.25 per full share of common stock and expire eighteen months from date of issuance.

2.

January through May 2005, we sold 19.25 units to 22 investors for $192,500 in gross proceeds.  Each unit consisted of 400,000 shares of common stock and a warrant to purchase 200,000 shares of common stock.  The purchase price of each unit was $10,000 (or $0.025 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.25 per full share of common stock and expire eighteen months from date of issuance.

3.

June 2005, we sold 22.05 units to 20 investors for $441,000 in gross proceeds. Each unit consisted of 400,000 shares of common stock and a warrant to purchase 200,000 shares of common stock.  The purchase price of each unit was $20,000 (or $0.05 share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.25 per full share of common stock and expire eighteen months from date of issuance.

4.

August through October, 2005, we sold 21.25 units to 26 investors for $425,000 in gross proceeds.  Each unit consisted of 80,000 shares of common stock and a warrant to purchase 40,000 shares of common stock.  The purchase price of each unit was $20,000 ($0.25 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.75 per full share of common stock and expire eighteen months from date of issuance.

During 2005, 2,135,000 additional stock was issued upon the exercise of warrants described above for gross proceeds to us of $538,750 as follows:

Date	Number of Shares	Exercise Price	Gross Proceeds
Nov. 01, 2005	200,000	$0.25	$50,000.00
Nov. 18, 2005	375,000	$0.25	$93,750.00
Nov. 25, 2005	10,000	$0.75	$7,500.00
Dec. 12, 2005	1,550,000	$0.25	$387,500.00
Totals	2,135,000	$0.25234	$538,750.00

NYLIB1 726714.6

During 2005, we issued options to purchase a total of 19,000,000 shares of our common stock.  Options representing two million shares expired in February 2006 and are again available to be issued under our 2005 Stock Option Plan.  The remaining options to purchase 17,000,000 shares were issued on June 14, 2005, expire on June 14, 2010, have an exercise price of $0.10 per share and were issued to the persons listed in the table below.  1,600,000 of the options remaining were exercised prior to December 31, 2005 and additional options to purchase 1 million shares have been exercised since December 31, 2005.

Shares Underlying Option	Recipient
5,000,000	Howard Ash, an independent consultant who acts as our representative in Europe and the Middle East
2,000,000	Providence Financial Services, LLC, Consultant
1,000,000	Mr. Peter Toscano, Director, President and Chief Executive Officer
1,000,000	Mr. Jack Wagenti, Director, Secretary and Chief Financial Officer
1,000,000	Mr. Jose Garcia, Director and Vice President
1,000,000	Dr. Georgi Grechko, Director
1,000,000	Mr. Salvatore J. Arnone, Director
1,000,000	Robert Astone, Director
1,000,000	John Malin, Director (Retired)
1,000,000	Richard Paszyc, Director (Retired)
1,000,000	Dr. Thomas Morrow, consultant
1,000,000	Var Growth Corporation, consultant
17,000,000

Also, during 2005, options to purchase [1,375,000] [Fix – should equal 1,600,000] shares of commons stock were exercised representing a combination of those exercising for cash and those who were permitted to exercise for services rendered.  The cash proceeds from the exercise of these warrants was $105,000.

Date	Number of Shares	Exercise Price	Gross Proceeds
Sep. 1, 2005	425,000	$0.10	$42,500.00
Oct. 12, 2005	800,000	$0.10	$80,000.00
Oct. 18, 2005	50,000	$0.10	$5,000.00
Dec. 16, 2005	100,000	$0.10	$10,000.00
Totals	1,375,000	$0.10	$137,500.00

NYLIB1 726714.6

Between January 1, 2006 and April 13, 2006, we issued options to purchase 5,000,000 shares of common stock to the individuals listed below.  Each option expires on June 14, 2010.  The exercise price of these options is $0.83 per share purchased.

Recipient	Number of Shares
Walter Salvadore	1,000,000
Thomas Mitchell	1,000,000
Sheik Hani A. Z. Yamani	1,000,000
Christopher A. Duncan	1,000,000
Gregory Callageri	1,000,000
Total	5,000,000

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Overview.

We commenced our development stage in November 2004 upon our acquisition of International Power, Inc.  We have not had any revenues and only losses since well before that time.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

Plan of Operation.

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low level radioactive waste as a result of our acquisition of Tera Mar Environmental Systems (“TMES”) assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our operating plan for the next 12 months and thereafter has three components:  (1) to commence construction of the Ensenada, Mexico WTE project, get it operational and progress as far as possible into joint testing of the project in preparation for taking it over and operating it on a commercial basis, (2) to complete pending negotiations to initiate other WTE projects in Louisiana, Great Britain, Saudi Arabia and certain Asian countries, and, (3) pending negotiations to initiate the utilization of our services and WTE Technology to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan we have self-imposed the following goals:

NYLIB1 726714.6

Projected Date

Goal	Projected Date
1. Processing of site permits in Ensenada, and other municipalities in Mexico	February through December, 2006
2. Introduction of WTE technology in Great Britain and beginning of WTE site location negotiations	February 7 through July 31, 2006
3. Introduction of WTE technology in Louisiana and beginning of WTE site location negotiations	February through March 31, 2006
4. Negotiations for WTE sites in several foreign countries now identified. Form subsidiaries as may be required in other countries	Foreseeable future

Research and Development.

We do not expect to establish a discrete program of research or development as part of our business plan.  We expect to expend our research and development efforts towards “on the job” training.  We intend to cooperate with our development partners to develop efficient WTE technology customized to each customer’s needs.  We intend to share the learning from each project and application to improve all areas of existing WTE technology from air scrubbing to waste disposal.

Ability to Meet Cash Requirements.  Our Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, it has received no significant income from its business operations.  As of December 31, 2005, we had an accumulated loss of $3,198,847 during the development stage.  The expenses that produced this operating loss included stock based compensation expenses in the sum of $2,257,819 and other expenses, including cash expenses, of approximately $941,028.  Notwithstanding this loss figure, the Company’s cash position improved from $20,038 at December 31, 2004 to $955,621 at December 31, 2005 as the result of the receipt of $1,832,250 from the sale of securities.

With our existing cash reserves, the sale of equity through the exercise of warrants that are presently outstanding, possible continued private placements and the possibility of conducting a public offering, and debt or equity financing, we believe we will be able to satisfy our cash requirements during the next twelve months.  However, there can be no assurance that the Company will be able to raise the amounts of financing required to complete the next phases of our business plan as outlined above.

Purchase of Plant and Equipment.  Central to our business plan is the construction of a twelve module WTE plant in Ensenada, Mexico as discussed above.  We also intend to negotiate for the purchase and construction of additional WTE plants and modules in several other countries, including Great Britain, where negotiations have already commenced.

NYLIB1 726714.6

Changes in the Number of Employees.  We expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments.  We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IPWG and its predecessors have been in business for less than two years and have conducted active business operations for only eighteen months as of the date of this filing.  The first approximately six months were spent exploring business prospects.  We have spent approximately the last twelve months initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation of construction of a twelve-module WTE Plant in Ensenada.  The second step in developing our business plan was to find a source that could assist us in raising the very substantial capital required to build and begin operating WTE facilities.

We intend to finance the construction and operation of WTE facilities through a combination of loans and securitization of income from long-term contracts for tipping fees, power and potable drinking water sales.  We believe that we will be successful in securing such financing.  We have entered into an agreement with Marsh USA, Inc., an international insurance broker with the ability to provide financial guaranty insurance and risk management, to locate insurance for our projects.

As indicated above, we have no income from business operations.  At the present time we expect to realize our first operating revenues from the project in Mexico in approximately two years.

We believe that the single trend that is most likely to affect our business is the burgeoning need of local governments at all levels in most countries to manage sold waste, significant quantities of which are hazardous.  We believe this trend will generate demand for the technology we offer.

NYLIB1 726714.6

Payments Due under Contractual Obligations

We have future commitments at December 31, 2005 consisting of obligations as follows:

Year Ending December 31,	Florida Office Lease Obligations

2006	80,477.52

2007	80,477.52

2008	80,477.52

2009	80,477.52

Total	321,910.08

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Unaudited Selected Quarterly Information

The following table sets forth certain unaudited selected quarterly information (amounts in thousands, except per share amounts):

Item 7.

Financial Statements.

INTERNATIONAL POWER GROUP, LTD

( A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

NYLIB1 726714.6

CONTENTS

PAGE

ACCOUNTANT’S AUDIT OPINION

    1

BALANCE SHEET

    2

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED

    DURING DEVELOPMENT STAGE

   3

Statements of Changes in Stockholders’ Equity

   4

Statements of Cash Flows

   5

Notes To Financial Statements

   6

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@optonline.com

    PRIVATE COMPANIES PRACTICE SECTION

MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS

REGISTERED PUBLIC ACCOUNTING FIRM WITH

    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NYLIB1 726714.6

TO THE BOARD OF DIRECTORS

International Power Group, Ltd.

I have audited the accompanying balance sheet of International Power Group, Ltd. (a development stage company) as of December 31, 2005, and the related statements of operations and deficit accumulated during development stage, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period April 15, 2002 (inception) to December 31, 2005.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Power Group, Ltd. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period April 15, 2002 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Robert G. Jeffrey

Certified Public Accountant

March 30, 2006

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

BALANCE SHEET

December 31, 2005

ASSETS

Current Assets

Cash

$    955,621

Prepaid expense

            -

Total current assets

      955,621

Other Assets

Deposit

          2,000

Investment

          2,531

Loans receivable

        65,000

Total other assets

$      69,531

    TOTAL ASSETS

$ 1,025,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Accounts payable

$      82,889

Liability for unissued stock

        25,000

Total current liabilities

      107,889

Stockholders’ Equity

    Common stock – authorized, 750,000,000

        shares of $.00001par value; issued and

        outstanding, 309,932,100 shares

          3,100

    Capital in excess of par value

   1,777,907

    Paid in capital – options

   2,108,000

    Paid in capital – warrants

      227,093

    Deficit accumulated during development stage

  (3,198,847)

Total stockholders’ equity

      917,253

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$ 1,025,152

See accompanying notes and accountant’s report.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

      April 15, 2002

 (Date of Inception of

 Year

    Year

Development Stage) to

    2005

    2004

   December 31, 2005

REVENUE

$     -

    $     -

      $      -

OPERATING EXPENSES

   3,161,210

       37,637

         3,198,847

LOSS ACCUMULATED DURING

    DEVELOPMENT STAGE

$(3,161,210)

    $(37,637)

       $(3,198,847)

NET LOSS PER SHARE –

    Basic and diluted

$(.01)

        $  -

WEIGHTED AVERAGE

    SHARES OUTSTANDING

297,302,546

    247,182,404

See accompanying notes and accountant’s report.

 INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

								Deficit
								Accumulated
			Capital in					During
	Common Stock		Excess of	Warrants		Options		DevelopmentStage	Total
	Shares	Amount	Par Value	Number	Amount	Number	Amount

Balance, December 31, 2003	500	$		$-	$		$	$ -	$
Stock split – 330,000 to 1	164,999,500
Shares cancelled	(132,000,000)
Adjustment	-	330	(330)						-
Shares issued for acquisition	150,000,000	1,500							1,500
Shares issued for services	100,000,000	1,000	9,000						10,000
Sales of common stock	1,980,000	20	49,480	990,000	-				49,500
Net loss for the year								(37,637)	(37,637)
	__________	_____	_________	________	_______	_________	_______	________	________
Balance, December 31, 2004	284,980,000	2,850	58,150	990,000	-		-	(37,637)	23,363
Shares issued for cash	17,765,000	178	933,090	8,882,500	247,732				1,181,000
Options granted						19,000,000	2,140,000		2,140,000
Options exercised for services rendered	675,000	7	67,493			(675,000)			67,500
Proceeds from option exercises	925,000	9	92,491			(925,000)			92,500
Transfer re. options exercised	-		32,000				(32,000)		-
Shares for warrants exercised	2,135,000	21	538,729	(2,135,000)					538,750
Transfer re. warrants exercised	-		20,639		(20,639)				-
Shares for acquisition of equity interest	3,100,000	31							31
Shares issued for services	352,100	4	35,315						35,319
Net loss								(3,161,210)	(3,161,210)
	__________	____	_________	________	______	_________	________	________	________
Balance, December 31, 2005	309,932,100	$3,100	1,777,907	7,737,500	227,093	17,400,000	2,108,000	(3,198,847)	$ 917,253

See accompanying notes and accountant’s report.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

     April 15, 2002

(Date of Inception of

Year

Year

Development Stage)

   2005

2004

to December 31, 2005

(a)

Cash Flows From Operations:

Net loss from operations

$(3,161,210)

$(37,637)

$(3,198,847)

Adjustments to reconcile net loss to

        net cash consumed by operating

        activities:

    Charges not requiring cash outlay:

Common stock issued for services

        37,928

     7,391

        45,319

Asset write-off

     1,500

          1,500

Options exercised for services

        72,500

        72,500

Value of options granted

   2,140,000

   2,140,000

    Changes in assets and liabilities:

Increase in accounts payable

        79,115

     3,784

        82,899

Net cash consumed by operating

activities

     (831,667)

  (24,962)

     (856,629)

Cash Flows From Investing Activities:

    Acquisition of waste disposal permit

            -

    (2,000)

        (2,000)

    Investment in Mexican company

            -

    (2,500)

        (2,500)

    Investment in demand loans

       (70,000)

       -

       (70,000)

    Loan repaid

          5,000

       -

          5,000

        Net cash consumed by investing

    activities

      (65,000)

     (4,500)

      (69,500)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

        and warrants

   1,188,500

   49,500

   1,238,000

    Proceeds from exercise of options

      105,000

       -

      105,000

    Proceed from exercise of warrants

      538,750

       -

      538,750

        Net cash provided by financing

activities

   1,832,250

   49,500

   1,881,750

Net increase in cash

      935,583

   20,038

      955,621

Cash balance, beginning of period

        20,038

       -

            -

Cash balance, end of period

$    955,621

$ 20,038

$    955,621

See accompanying notes and accountant’s report.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

NOTE 1.

ORGANIZATION AND BUSINESS

Organization

International Power Group, Ltd., (the Company) was incorporated November 30, 1998 in the state of Delaware as Ednet, Inc.  Its name was changed to International Power Group, Ltd. on September 23, 2004.

The Company acquired 66% of the stock of International Power, Inc. (Power) in return for 150,000,000 shares of its common stock, which represented 82% of the number of shares of the Company outstanding after this transaction.  The acquisition has been accounted for as a reverse merger with the Company being treated as the acquired company and Power being treated as the acquirer.  Historic financial and other information of Power will be presented in all public filings.  Under the accounting for a reverse merger, the assets and liabilities of the Company were recorded on the books of the continuing company at their market values which approximate net realizable value and the stockholders equity accounts of Power were reorganized to reflect the shares issued in this transaction.  The financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations.  The statements of operations for the years ended December 31, 2005 and 2004 are based on the historical statements of income of the Company and Power for those periods and assume the acquisition took place on January 1, 2003.

Power is a Delaware corporation organized April 15, 2002.  During 2004, it acquired the assets of Terra Mar Environmental Systems, Inc. (TMES) in return for 2,281,040 shares of its capital stock.  The assets of TMES consisted principally of two contracts and proposals for the construction of waste disposal plants in countries of the former Soviet Union; neither of the contracts had been implemented; they expired December 31, 2005 and were not implemented.  The shares of Power that were issued for the assets of TMES were redeemed from a portion of the shares that were acquired from the Company in the acquisition of Power.  Power was later dissolved.

The Company and TMES had each previously operated in central Asia with contracts for the disposal of waste material; these companies, and Power, had been inactive in recent years.

Ordinarily audited financial statements of Power would be included with this filing.  Since Power has been inactive in recent years, however, and has no assets or liabilities except the two contracts referred to above which were deemed to have no value, such audited financial statements have been omitted.

                                                                     -6-

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 1.

ORGANIZATION AND BUSINESS (continued)

On November 11, 2004 the Board of Directors authorized the acquisition of a 50% interest in Tratamientos Ambientales de Tecate, S.A. de C.V. (TAT), a Mexican corporation involved in the waste disposal business.  This acquisition was concluded on February 21, 2005 by the issuance of 3,400,000 shares of the capital stock of the Company, 300,000 of which were deemed to be for services.

Nature of Operations

The Company is a development stage company.  Its business will be the coordination of construction and management of waste disposal plants.  The Company is pursuing operations in two areas:  one in central Asia, and the other in Mexico. The plants that it operates will dispose of low-level radioactive waste (in central Asia) and dispose of other waste, producing electric power and converting salt water to fresh water as bi products of the waste disposal process (in Mexico).  It is currently negotiating with governments in both locations for the construction of multiple plants for the treatment of waste material and the production of electricity and fresh water.

Note 2.

DEVELOPMENT STAGE

The Company is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  The Company has been in the development stage since April 15, 2002, the date of its inception.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.   Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method”.  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

c.   Fixed Assets

Fixed assets will be recorded at cost and depreciated over their useful lives using an appropriate method.

d.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimated.

e.    Recognition of Revenue

Revenue will be realized from the sales of product and services.  Recognition will occur upon delivery of product or performance of services.  In determining recognition, the following criteria will be considered:  persuasive evidence that an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 3 (continued)

f.    Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and accounts payable, approximate their value at December 31, 2005.

g.    Net Loss Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98.  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted calculations for all periods reflected in the accompanying financial statements.

h.    Common Stock

Common stock of the Company has been issued in return for services.  Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

i.   Warrants Outstanding

Warrants to purchase capital stock of the Company are valued in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

j.

Options Issued

Options issued were valued in accordance with the provisions of SFAS #123, “Accounting for Stock Based Compensation”.  Certain options exercised for services were valued at their exercise price.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 3.

(continued)

k.

Advertising Cost

The Company expenses advertising cost when the advertisement occurs.  There were no advertising costs during the years 2005 and 2004.

l.    Segment Reporting

   Management treats the operations of the Company as one segment.

 NOTE 4.

RELATED PARTY TRANSACTIONS

Until late in 2005, the Company made its headquarters in premises owned by the Company vice president, which was rent free until that date.  The market value of these rental facilities was negligible.

Shares of common stock were issued to the officers of the Company for their services during the period August 1, 2003 to June 30, 2005.  These issuances totaled 100,000,000 shares.  They were valued at $10,000 which has been charged to expense during the periods benefited.

These officers also received 150,000,000 shares of Company stock in exchange for their two thirds interest in the capital stock of Power.  Subsequently, these officers acquired the remaining 1/3 of the capital stock of Power.  Both the Company and Power had only nominal assets at the time of the acquisition, so these shares were assigned a nominal value.

As more fully described in Note 7, concerning the Company Stock Option Plan, the Company awarded 3,000,000 options to officers during 2005.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 5.

INCOME TAXES

The Company experienced losses during 2005 and 2004.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty years.  At December 31, 2005, the Company had an NOL carryforward of $3,198,847 available for Federal taxes and state taxes.  The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance.  If not used, the carryforward will expire as follows:

2024

$     37,637

2025

  3,161,210

Under SFAS No. 109, deferred tax assets are not recognized unless it is more likely than not that the benefits will be realized.  If realization is not likely, the amounts are offset by a valuation allowance.  Accordingly, at December 31, 2005, $479,827 of deferred tax asset has been fully offset by a valuation allowance.

Note 6.

CAPITAL STOCK AND WARRANTS

During the months of November and December of 2004, the Company sold stock units, each unit comprised of four hundred thousand shares of common stock and two hundred thousand warrants to purchase common stock at a price of $.25 per share.  The warrants are exercisable within an eighteen month period of the date of issuance.  A total of 1,980,000 shares and 990,000 warrants were sold, yielding proceeds of $49,500.

During the year 2005, the Company sold stock units.  Certain of these units were comprised of 400,000 shares of stock with 200,000 warrants exercisable at $.25 for eighteen months.  Other units were comprised of 80,000 shares with 40,000 warrants exercisable at $.75 for eighteen months.  Total proceeds from these sales was $1,188,500.  Of these sales, 300,000 shares were unissued at December 31, 2005, representing proceeds of $7,500.   Warrant activity during the year ended December 31, 2005 is recapped below:

Balance December 31, 2004

    990,000

Warrants granted during 2005

 8,882,500

Warrants exercised during 2005

(2,135,000)

Balance December 31, 2005

 7,737,500

These warrants are exercisable as follows:

$.25

 6,637,500

$.75

 1,100,000

 7,737,500

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 7.

STOCK OPTIONS

During 2005, the Company adopted, and the shareholders approved a stock option plan (the 2005 Stock Option Plan).  The Plan permits the Board of Directors to grant up to 30,000,000 incentive options to both key employees (inclusive of officers) and key individuals deemed crucial to success of the Company through June 15, 2010.  The exercise price shall be no more than the market value as determined at date of grant.

The fair value of the option grants is estimated using a Black-Sholes option pricing model.  The following weighted assumptions were used for options granted during the year ended December 31, 2005:  dividend yield 0.0%; expected stock volatility 156.24%; risk free rate of 3.75%; and expected option life of five years.

A summary of options as at December 31, 2005 and changes during the year are presented below:

Weighted  Average

   Shares

     Exercise Price

Options outstanding at beginning of year

          -

$  -

Options granted during the year

19,400,000

  .13

Options exercised during the year

  1,600,000

  .10

Options voided during the year

           -

    -

Outstanding options at end of year

17,400,000

$.14

The following table summarizes information about stock options outstanding at December 31, 2005.

Weighted
		Average	Options Exercisable
Options	Remaining	Exercise		Weighted
Outstanding	Contractual Life	Price	Number	Price
17,400,000	4.15 yrs	$.14	17,400,000	$.14

In addition, the Company issued an additional 2,000,000 options for services, exercisable for six months at $.40 per share.

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 8.

OPERATING EXPENSES

Major categories of operating expenses are presented below.

			April 15, 2002
			(Date of Inception of
			Development Stage) to
	2005	2004	December 31, 2005
Expense of options grants	$2,140,000		$2,140,000
Consulting expense	454,594		454,594
Legal fees	108,618		108,618
Office expenses	61,462	$ 3,236	64,698
Travel & Meals	203,804	6,448	210,252
License & Permits	500	8,167	8,667
Public relations	29,960		29,960
Officers’ payroll	56,192		56,192
Insurance	13,478		13,478
Automobile expenses	17,595		17,595
Web development expense	19,500		19,500
Rent	10,547		10,547
Internet expense	12,107		12,107
Other officer compensation	2,609	7,391	10,000
Other expenses	30,244	12,395	42,639
	________	______	________
	$3,161,210	$37,637	$3,198,847

NYLIB1 726714.6

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 9.

RENTS UNDER OPERATING LEASES

Rent expense for the period was $10,547.  At December 31, 2005, there were no operating leases with a noncancellable period in excess of one year.

Note 10.

SUPPLEMENTAL CASH FLOWS

There was no cash paid for interest or income taxes during the years ended December 31, 2005 and 2004.

The following non-cash investing and financing activity took place during 2004:

a.

The Company acquired two thirds of the capital stock of Power on October 1, 2004 in exchange for 150,000,000 shares of common stock.

b.

On October 19, 2004, 100,000,000 shares of common stock were issued to the officers of the Company in exchange for their services.

c.

On August 20, 2004, Power acquired the assets of TMES in exchange for 2,281,040 shares of its common stock.  These shares were later redeemed by officers of the Company, and cancelled.

The following non-cash investing and financing activity took place during 2005:

a.

The Company issued 3,100,000 for its equity interest in Tratamentios Ambientales Tecate (TAT).

b.

The Company issued 19,000,000 options to purchase common stock under the 2005 Stock Option Plan.

c.

The Company issued 352,100 shares for services valued at $35,319.  For additional services, it permitted the exercise without payment of options to purchase 725,000 shares of common stock.  The value of these exercises was  $72,500.  At year end, 50,000 of these shares, valued at $5,000, had not been issued.

Note 11.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

NYLIB1 726714.6

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  No disclosure necessary.

Item 8A.

Controls and Procedures.  The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure, controls and procedures are effective in timely alerting them to material information required to be included in this report.  There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.

Other Information.

A.

Form 8-K Item 1.01 Disclosure (Entry Into Materially Definitive Agreement)

Amendment to TAT Agreement

IPWG had disclosed in its reports filed with the SEC that Tratamientos Ambientales Tecate (TAT) a Mexican corporation which is 50% owned by IPWG, has rights to collect solid waste from several municipalities in Mexico.  The tipping fees from TAT’s rights would have assisted IPWG to finance the waste-to-energy (WTE) facility that IPWG plans to construct in Ensenada, Mexico.  IPWG has not been able to confirm TAT’s rights to collect solid waste or the tipping fees that TAT would provide to assist IPWG in the construction of the Ensenada, Mexico WTE facility.  IPWG had reported that it had paid to TAT, in addition to the IPWG shares granted to TAT’s principals, $100,000.  IPWG had in fact reimbursed to TAT or paid on its behalf, approximately $100,000 that TAT used to pay legal and other expenses in Mexico in connection with the joint venture operation.  IPWG acquired fifty per cent of TAT in December 2004.

IPWG, through its subsidiary IPW Group de Mexico SA #1, has sought approvals from Mexican officials to secure land permits and trash collection rights in Mexico to continue the project.  As reported in IPWG’s recent press releases, negotiations with Mexican officials to advance the development of the Ensenada WTE facility have been favorable, however, no assurance can be given that the appropriate permits and contracts to finance the construction of the Ensenada WTE facility can be given.  To date, IPWG has received favorable indications of interest from certain Mexican municipalities and business in the Ensenada Mexico area to provide waste (and tipping fees) in support of IPWG’s proposed WTE facility.  IPWG is negotiating with TAT and its principals the value of TAT’s rights to collect waste.

Amendment to Disclosure of Joint Venture Agreement and Warrant Agreement with Naanovo International Free Zone, N.V., an Aruba corporation and Naanovo Energy USA, Inc. dated November 7, 2005 (“JV Agreement”)

IPWG reported in a Current Report on Form 8-K filed with the SEC on October 24, 2005 and November 7, 2005, that Naanovo International Free Zone, N.V. (“Naanovo Aruba”) was to pay to a subsidiary of IPWG, IPW Group de Mexico SA #1 (“IPWG Mexico #1”), $60 million to be used to commence construction of one WTE plant consisting of 12 WTE

NYLIB1 726714.6

modules in Ensenada, Mexico under the Build, Operate and Transfer contract between Naanovo USA and IPWG dated May 18, 2005 (the “BOT Contract”).  In exchange for the $60 million fee payment, IPWG was to grant to Naanovo Aruba a 20% interest in IPWG Mexico #1 and a one-year warrant to purchase up to 1.5 million shares of IPWG common stock at the exercise price of $2.00 per share.  Naanovo Aruba was also to receive a 20% interest in a to be formed IPWG subsidiary which was to be used to hold IPWG’s next 12 module WTE project in Mexico if such project occurred within three years of the effective date of the JV Agreement.  IPWG’s obligations to Naanovo Aruba were conditioned upon:  (a) ratification of the above agreement by the boards IPWG and Naanovo Aruba within 10 business days, (b) payment of the $60,000,000 to Naanovo USA and (iii) issuance of income protection insurance in favor of Naanovo USA.

IPWG inadvertently reported in the Form 8-K that it was to receive the $60 million fee under the JV Agreement.  However, the JV Agreement required Naanovo Aruba to pay the $60 million fee to Naanovo USA to commence construction of the BOT Facility.  IPWG would receive benefit from the $60 million fee because its Mexican subsidiary would not be required to finance that portion of the construction until the facility was transferred.  Moreover, the compensation set forth in the JV Agreement repeated, but was not in addition to, the similar compensation to be paid to Naanovo USA under the BOT Contract.  IPWG’s board ratified the JV Agreement, but, Naanovo Aruba did not fund the $60,000,000; therefore IPWG’s obligation to Naanovo Aruba did not vest.

B.

Form 8-K Item 1.02 Disclosure (Termination of a Materially Definitive Agreement)

License Agreement with Naanovo USA Energy Group, Inc.

We have recently determined that Naanovo Energy USA, Inc. (“Naanovo USA”) has repudiated the exclusive license (“License”) that would have granted to our company rights to Naanovo USA’s technologies.  We have commenced negotiations with Naanovo to resolve their differences and to reinstate the License.  Loss of this License may be detrimental to our business.  IPWG had disclosed in its reports filed with the SEC and elsewhere that IPWG had entered into an exclusive license with Naanovo USA in October 2005.

Furthermore, IPWG had contracted with Naanovo USA and certain of its affiliates for Naanovo USA to build, operate and transfer to IPWG, one 12 module WTE plant which, pursuant to the contract, was to be sold upon completion and commencement of operations to a subsidiary of IPWG (the “BOT Agreement”).  The BOT Agreement expired by its terms without completion.  A copy of the BOT Agreement was filed as Exhibit 10.1 to IPWG’s Form 10-SB/A/4 filed with the SEC on February 23, 2006.

We believe that we can find an adequate replacement of Naanovo USA’s technologies and abilities.  In this regard, we are in negotiations with other vendors with technologies similar to those offered by Naanovo USA and expect to finalize arrangements to meet IPWG’s sales needs in the near future.  However, no assurance can be given when or if such arrangements will be obtained, on terms acceptable to us, if at all.

NYLIB1 726714.6

Providence Financial Services, LLC

On April 14, 2006, International Power Group, Ltd. (“IPWG”) and Providence Financial Services, LLC (“Providence”), mutually agreed to terminate the Letter of Engagement between the two parties dated April 5, 2005 (the “Engagement”).  Pursuant to the terms of the Engagement, Providence had agreed to introduce and/or supply, a lender and/or investor to loan and/or invest up to four hundred million ($400,000,000.00) dollars for the construction of up to 17 WTE modules to be constructed in Republic of Mexico and, if required, to aid IPWG to raise seed capital of up to five million dollars ($5,000,000.00) to be used for working capital and capital to commence construction of IPWG’s planned Ensenada, Mexico WTE plant.  For its services, Providence was to be paid $500,000 per WTE module financed and 10% of the amount of seed capital raised, plus reimbursement for pre-approved travel expenses.

Mr. Louis Garcia, the sole stockholder of Providence, joined IPWG as its Vice President, Finance.  In his role as Vice President, Finance, Mr. Garcia will provide the services otherwise contracted from Providence as part of his employment with IPWG.  IPWG is negotiating to purchase Providence from Mr. Garcia for a nominal fee.  IPWG does not owe Providence any fees under the Engagement.

C.

Form 8-K Item 5.02 Disclosure (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers)

Mr. Louis D. Garcia, Vice President, Finance of  IPWG,

Mr. Louis Garcia, age 55, IPWG’s Vice President of Finance.  Mr. Garcia is currently compensated on any hourly basis.  From 1997 through March 2006, Mr. Garcia was the Managing Director of Providence Financial Services, LLC.  Prior to Providence, Mr. Garcia was a Senior Managing Director with GCR Highland LLC and Senior Managing Director (Real Estate) with Jesup, Josenthal and Co., Inc.  Mr. Garcia received a Bachelor of Science in Finance from Saint Johns University in New York.  There are no family relationships between Mr. Garcia and any other officer or director of IPWG.

D.

Form 8-K Item 8.01 Disclosure (Other Events)

IPWG Press Releases.

To remove any ambiguity, IPWG hereby restates the description of its business which is typically appended to the Company’s press releases in the section headed “About International Power Group, Ltd”.

“International Power Group (IPWG) is a waste-to-energy company developing and marketing a technology to handle waste management in an environmentally friendly manner.  IPWG’s plans include construction and operation of waste-to-energy (WTE) incineration plants that burn refuse at high temperatures and produce as by-products (i) smoke-stack air cleaner than its intake, (ii) meaningful amounts of competitively priced electricity, (iii) substantial amounts of drinking water and (iv) ash, which can be sold as a construction material component.

NYLIB1 726714.6

The Company intends to target construction of these plants - estimated at $250 million per 2,000 daily metric ton capacity - in areas that can most benefit from environmentally friendly waste disposal with the added benefit of electricity and drinking water by-products.

The Company anticipates financing the construction and operation of the WTE plants by revenues from tipping fees, power purchase agreements and sales of drinking water and other by-products.  The Company believes its WTE design is novel because of the wide assortment of solid, hazardous and low-level radioactive wastes the plants can be designed to handle and the flexibility to vary the out-put of electricity and drinking water, depending upon community needs.”

PART III

Item 9.

Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

 The directors and executive officers of the Company, their ages, and the positions they hold are set forth below.  The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified.  All officers serve at the discretion of the Board of Directors.

(A)

Directors and Executive Officers.

Name	Age	Title
Peter Toscano	57	Chairman of the Board, Chief Executive Officer and President
Jack Wagenti	68	Vice President, Secretary, and Director
Jose Garcia	50	Vice President, and Director
Louis D. Garcia	55	Vice President, Finance
Sheik Hani A. Z. Yamani	45	Director
Georgi Grechko	74	Director
Thomas J. Mitchell	63	Director
Salvatore Arnone	45	Director
Robert Astore	69	Director
Walter J. Salvadore	50	Director

Mr. Peter Toscano.  Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004.  Mr. Toscano also is President, Chief Executive Officer and Director of US Precious Metals, Inc., positions he has held since May 9, 2002.  Mr. Toscano was an officer of Material Waste Recycling from February 2001 through May 9, 2002.  Mr. Toscano over the past five years has been heavily involved in materials reprocessing, export, and importation in Mexico.  In addition, Mr. Toscano has had extensive experience in the development of systems for the management of hazardous wastes in Russia and Central Asia.  Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim.  Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse Electric Company and Waste Management, Inc.  Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russian and US corporations. Presently, Mr. Toscano devotes in excess of 40 hours per week to the business affairs of our company.

NYLIB1 726714.6

Mr. Jack Wagenti.  Mr. Wagenti has been Director, Secretary and Chief Financial Officer of International Power Group since October of 2004.  Mr. Wagenti is also a Director and the Secretary and Chief Financial Officer of U.S. Precious Metals, a company trading on the Over The Counter Bulletin Board, positions he has held since May 2002.  From 1996 to the present Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheets Market.  Presently, Mr. Wagenti is a Director of American International Ventures, Inc. Presently, Mr. Wagenti devotes in excess of 40 hours per week to the business affairs of our company.

Mr. Jose Garcia.  Mr. Garcia has been a Director and Vice President of International Power Group since October of 2004.  Mr. Garcia was employed by La Carvella Restaurant from February 2001 to May 9, 2002.  Mr. Garcia, Vice President of U.S. Precious Metals, Inc. since May 2002, a company trading on the Over The Counter Bulletin Board and President of U.S. Precious Metals de Mexico since March 2003.  Mr. Garcia is from Morelia, Mexico and is President of IPW Group de Mexico, which is a wholly owned subsidiary of International Power Group, Ltd.  Presently, Mr. Garcia devotes in excess of 40 hours per week to the business affairs of our company.

Mr. Louis D. Garcia.  Mr. Garcia, Vice President, Finance.  From 1997 through March 2006, Mr. Garcia was the Managing Director of Providence Financial Services, LLC.  Prior to Providence, Mr. Garcia was a Senior Managing Director with GCR Highland LLC and Senior Managing Director (Real Estate) with Jesup, Josenthal and Co., Inc.  Mr. Garcia received a Bachelor of Science in Finance from Saint Johns University in New York.

Sheik Hani A. Z. Yamani.  Sheik Yamani has been a Director of International Power Group, Ltd. since March 2006.  He is also the Executive Chairman of Hazy Trading Establishment and its affiliated companies, an organization he founded in 1988.  Hazy Trading Establishment has completed energy and development projects in Africa and Middle East valued at over 5 billion US.  He has been an advisor to a number of multi-national companies including Asea Brown Boveri (ABB) (1991 to 1998), Astaldi spA. (1991 to 1998), Interbeton BV (1992 to 1999) and Avia Mineral (1994 to 1998).  He has also been a member of World Travel & Tourism Council and the Young Presidents’ Organization.  He is a member of the Board and the Executive Committee of the International Islamic Relief Organization.

Sheik Yamani attended Oxford University and the Wharton School of Business at the University of Pennsylvania and, from 1983 to 1984, trained at Citibank in New York City and Geneva, and at MKS Finance in Geneva, one of the world’s leading integrated precious metals and foreign exchange trading houses.  Sheik Yamani is also the author of “To Be a Saudi”, a book that received positive reviews in the international media during the late 1990s.  Sheik Yamani is often an editorial contributor in the Saudi Arabian media on economic, political and social issues.

Dr. Georgi Grechko.  Dr. Grechko has been a Director since October 2004.  He brings extensive technical expertise in the field of applied sciences.  He will also help foster the international cooperation that is required for International Power’s operation.  He qualifies as an independent director as defined under the Sarbanes Oxley Act of 2002.  Dr. Grechko, a Russian cosmonaut, flew on three space flights and at one time held the space endurance record.  He

NYLIB1 726714.6

graduated from the Leningrad Institute of Mechanics with a doctorate in mathematics.  He went on to work at Sergei Korolev’s design bureau and from there was selected for cosmonaut training in the Soviet moon program.  He went on to work on the Salyut space stations.  After leaving the space program in 1992, Dr. Grechko became a lecturer in atmospheric physics at the Soviet Academy of Sciences.  Dr. Grechko from November 1997 to September 2004 was the Chief Advisor to the Chairman of the Board of Investsberbank, Pokrovka Street 47A, Moscow, 105062, Russian Federation, from September 2004 to present he is a member of the Board of Directors of Investsberbank.

Mr. Thomas J. Mitchell.  Mr. Mitchell has been a Director of the Company since January 2006.  He retired as a Colonel with the United States Air Force in 1989 after 25 years of service.  During his Air Force career, he held many positions, including Air Force Director for the Department of Defense (Reorganization Act, and roles as a Senior Level Negotiator with the North American Treaty Organization (NATO) in Brussels, Belgium and Chairman of and a Professor in the Aerospace Studies Department of San Francisco State University.  From 1991 to 2000 Mr. Mitchell was Senior Vice President of Federal Programs for Marketing and Sales with Metcalf & Eddy, Inc., a Wakefield, Massachusetts firm which is an international environmental and engineering company specializing in municipal water and waste water systems.  Mr. Mitchell has a B.A. in social science and a M.A. in history from Chapman College in California.

Mr. Salvatore J. Arnone.  Mr. Arnone has been a director of International Power Group, Ltd. since December 2004.  He is a Senior Account Executive with KMBS, Inc., a company that manufactures, sells and services photocopiers and other office equipment.  Mr. Arnone has been with KMBS, Inc. since May of 1998.  Mr. Arnone has received many exceptional achievement awards in management and sales.

Mr. Robert Astore.  Mr. Astore has been a director of International Power Group, Ltd. since January 2005.  He was President and owner of Bergen Film Laboratories, Inc., Lodi New Jersey from 1960 to 1981.  From 1981 to 1990 Mr. Astore was a self employed builder.  Mr. Astore from 1990 to present he has been employed as an independent consultant in seafood sales and brokerage.  Mr. Astore received a Bachelor’s Degree in Business Administration from the University of Miami.

Mr. Walter Salvadore.  Mr. Salvadore has been a director of International Power Group, Ltd. since January 2006.  Since 1982, Mr. Salvadore, a ceramic engineer, has been the president of R&S Enterprises, a business consulting firm located in Medford, New Jersey.  In addition, since 2000, he has maintained a junior partnership position in Draseena Funds Group, an asset management firm located in Stateline, Nevada.  From 1982 to 1999, Mr. Salvadore was the President and CEO of Risco, an engineering and distribution firm specializing in high temperature refractory and industrial insulation materials.  From 1977 to 1982, he held various engineering and marketing positions with the Carborundum Company (Niagara Falls, New York).  He was a former president of the American Ceramic Society and has a B.S. degree in Ceramic Engineering from Rutgers University.

The officers of the Company are not full time employees and are involved in other business endeavors, the Company does not have a formal conflicts of interest policy governing

NYLIB1 726714.6

its officers and directors.  The Company does not have written employment agreements with any of its officers.  Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner.  There are periods when the Company’s business requires full time attention from Messrs.  Toscano and/or Wagenti, particularly periods where travel is required.  There are other periods when the time requirements are far less extensive.  Do to the nature of our business, no more particularity can be provided at this time.

The officers of IPWG may engage in other businesses related and unrelated to the business of the Company.  As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

Each director’s term concludes at the Company’s next annual meeting of stockholders or until his successor is elected and qualified.  Each officer is elected to serve at the pleasure of the Board of Directors and until his successor has been elected and qualified.

It should be noted that we accepted the resignation of Mr. John Malin as a director of the Company on December 16, 2005.  Mr. Malin resigned for personal reasons.  We also accepted the resignation for personal reasons of Mr. Richard Paszyc as a director of the Company on March 7, 2006.

(B)

Other (Non Executive) Officers and Significant Personnel.

Dr. Kenny Tang.  In March 2006, the Company appointed Dr. Tang, 47, to its newly created Environmental Advisory Board.  Currently, he is the first and, to date, the only member of this board.  Since June 2000, Dr. Kenny Tang has been the CEO of Oxbridge Capital, an investment and advisory firm which he founded at that time, specializing in environmental clean technologies and renewable energy.  Prior to June 2000, he was employed in corporate finance with the Union Bank of Switzerland in London and as a strategy consultant with KPMG Consultants and Stern Stewart, the later two being pioneers in corporate governance and shareholder value creation.  Dr. Tang also serves (since 2005) as the European Managing Partner at Enhancement Partners LP which is a global consortium that is developing Gigawatt-size wind farms in China.  Prior to 2000, he was the President and CEO of SUSTAIN, an Asian research institute focusing on economic and environmental sustainability from an Asian perspective, which he founded.

Dr. Tang earned his doctorate at Judge Business School, Cambridge University’s business school and he is a member of the Board of Governors of Middlesex University, London.  He is also a Chartered Financial Analyst (CFA).

Gregory J. Callegari. In April 2006, the Company appointed Gregory J. Callegari, 47, as Chairman of its newly formed Finance Advisory Committee. Currently, he is the first and, to date, the only member of this board. Mr. Callegari is the CEO of REGF, LLC, a private investment manager and consulting firm which he founded in April 2005. From 1999 to April

NYLIB1 726714.6

2005, he operated his own asset management and consulting firm, MAP Fund LLC, which he had founded and than sold in April 2005.

Mr. Callegari has over 23 years experience working with major global banks, asset managers and hedge funds. Throughout his career, he has had prominent roles and high level responsibilities in international capital markets and has worked in the major world financial centers. His experience in hedge funds and derivatives operations has given him a broad range of exposure and experience in dealing with international banking institutions. He has visited, analyzed and completed due diligence on over 200 hedge funds throughout his career. He received an MBA from Pace University in New York and lives in Chicago, Illinois.

(C)

Involvement in Certain Legal Proceedings.  To the knowledge of the Company, none of its officers or directors has been personally involved in any bankruptcy or insolvency proceedings within the last five years.  Similarly, to the knowledge of the Company, none of the directors or officers, within the last five years, have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

(D)

Audit Committee Financial Expert.  The Company does not have an audit committee or an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B.  The Company is not required at this time to have an audit committee because it is not a “listed issuer” as described in Rule 10A-3(c)(2) promulgated under the Exchange Act.  The Board is considering current and potential independent board members for post when the appropriate time arrives.

(E)

Compliance with Section 16(A) of the Exchange Act.  Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  During the fiscal year ended December 31, 2005, the period covered by this Form 10K-SB, there were eight such individuals who were subject to the reporting requirements of the Exchange Act.  To the best of the Company’s knowledge, none of those directors, executive officers or 10% stockholders had complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year end December 31, 2005.  However, such filings for seven of those individuals were completed subsequent thereto but prior to filing this Form 10-KSB.  With regard to the other individual, Director Robert Astore, the Company understands that he intends to prepare such reports and intends to make all requisite Exchange Act filings as promptly as possible.

NYLIB1 726714.6

(F)

Code of Ethics.  The Company’s Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives.  The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws.  The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

Item 10.

Executive Compensation.

 For the fiscal year ended December 31, 2005, no Executive Officer, consultant or employee received total annual compensation (salary, bonus and/or compensation in the form of equity) in excess of $150,000.  Currently, no Officer, consultant or employee is being compensated at a rate in excess of $150,000 per year.  The table below summarizes all compensation awarded to, earned by, or paid to our Executive Officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005 and 2004.

SUMMARY COMPENSATION

Annual Compensation Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation in the form of equity($)
Peter Toscano	2004	$5,000.00(1)	0	0
President, Chief Executive Officer and Director	2005	$19,558.00(2)	0	0(3)

Jack Wagenti	2005	$5,000(1)	0	0
Vice President and Director	2004	$17,058(2)	0	0(3)

Jose Garcia	2005	$150(1)	$0	0
Vice President and Director	2004	$17,058	$0	0(3)

Louis D. Garcia	2005	122,353(4)		0(4)
Vice President, Finance	2004	$0	$0	0

(1)

The $5,000 in compensation received by Messrs.  Toscano and Wagenti in 2004 was paid in the form of 50,000,000 shares each which was valued as salary compensation at $0.0001 per share.  Similarly, Jose Garcia was paid in the form of 1,500,000 shares which was valued as salary compensation also at $0.0001 per share.

(2)

The $19,558 and $17,058, respectively, received as salary compensation in fiscal 2005 was paid in cash.

(3)

On June 15, 2005, all of the then directors, including these individuals, were each issued options to purchase 1,000,000 shares of our common stock at $.10 per share which price was above the trading price of our stock on the date of the grant (June 15, 2005).  Accordingly, we deemed the options to have $0 value at that time.

(4)

Mr. Louis Garcia earned the above fee as a consultant providing services as Providence Financial Services, LLC.  Providence was also granted an option to purchase 2,000,000 shares of IPWG stock at an exercise price of $0.10 per share.  Providence used $15,000 of its compensation to exercise options for 150,000 shares.

No other form of compensation was paid to any officer or director during fiscal 2004 or 2005.

NYLIB1 726714.6

We did not have any form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plan awards for the periods during the fiscal years 2002 and 2003.

We have no employment contracts with any our officers.

Directors’ Compensation.  Directors receive no monetary compensation for their service as directors.  Directors are reimbursed for expenses incurred in connection with the Company’s business.

All Directors have been granted stock options for their board service.  All such options were granted at or above fair market value determined on the date of grant.  (See Part III, Item 12. “Certain Relationships and Related Transactions”, below, and “Stock Incentive Plans”, immediately below.

Stock Incentive Plans.  On September 13, 2005, our Board adopted the Company’s 2005 Stock Incentive Plan, as of effective June 15, 2005, a copy of which is attached as Exhibit 4.1 to the Company’s Form 10Q filed on November 21, 2005.  This plan authorizes the granting of up to 30,000,000 stock options to Officers, Directors, and consultants.  As of December 31, 2005, 19,000,000 options have been granted pursuant to this plan to individuals at an exercise price of $0.10 per share, with options vesting immediately upon granting, including 8,000,000 that were granted to eight directors (1,000,000 each).  2,000,000 of the options that were granted to non directors have expired unexercised.  The options issued pursuant to this plan have been deemed by the Company to have a value of $0 per option to the recipients.  See Part III, Item 12, “Certain Relationships and Related Transactions”, below.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth, as of the date of this registration statement, the number of shares of Common Stock owned of record and beneficially by our current Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of Timberline based upon the 313,419,100 shares of our common stock that were issued and outstanding on March 22, 2006.  Also included are the shares held by all Directors and Officers as a group.  The address for each officer and director is that of the Company.  The securities listed below as being beneficially owned by the security holder also include securities owned by his spouse or minor children, or securities held jointly, if any.

Name and Address	Shares Beneficially Owned	Shares Underlying Options or Warrants Beneficially Owned	Class of Shares Owned	Percentage of Class*
Peter Toscano(a)(1) 950 Celebration Blvd., Suite A Celebration, FL 34747	100,954,830	1,000,000	Common	32.43%
Jack Wagenti(a)(1) 950 Celebration Blvd., Suite A Celebration, FL 34747	106,936,480	1,000,000	Common	34.33%

NYLIB1 726714.6

Jose Garcia(a)(1) 950 Celebration Blvd., Suite A Celebration, FL 34747	1,650,000	1,000,000	Common	**
Louis D. Garcia 950 Celebration Blvd., Suite A Celebration, FL 34747	150,000	1,850,000	Common	**
Salvatore Arnone(b)(1)(3)(4) 950 Celebration Blvd., Suite A Celebration, FL 34747	1,000,000	1,300,000	Common	**
Dr. Georgi Grechko(b)(1) 950 Celebration Blvd., Suite A Celebration, FL 34747	80,000	1,000,000	Common	**
Robert Astore(b)(1) 950 Celebration Blvd., Suite A Celebration, FL 34747	2,700,000	1,000,000	Common	**
Thomas Mitchell(b)(2) 950 Celebration Blvd., Suite A Celebration, FL 34747	0	1,000,000	Common	**
Walter Salvadore(b)(2)(5) 950 Celebration Blvd., Suite A Celebration, FL 34747	175,000	1,080,000	Common	**
Sheik Hani A. Z. Yamani(b)(2) 950 Celebration Blvd., Suite A Celebration, FL 34747	0	1,000,000	Common	**
All 9 Directors and Officers as a group	213,496,310	9,380,000	Common	69.04%

*

The percentages listed for each shareholder assume the exercise by that shareholder only, of his options or warrants and thus include the shares underlying said option and/or warrant.  However, the percentages do not assume the exercise of all options and/or warrants by all the shareholders holding options and/or warrants except for the total percentage for all 9 Directors as a group.

**

Less than one (1%) percent.

(a)

Officer and Director

(b)

Director only

(1)

On June 15, 2005, this shareholder was issued immediately exercisable options to purchase 1,000,000 shares with an exercise price of $0.10 per share.  These options expire on June 14, 2010.

(2)

On March 14, 2006, this shareholder was issued immediately exercisable options to purchase 1,000,000 shares with an exercise price of $0.83 per share.  These options expire on June 14, 2010.

(3)

On November 23, 2004, this shareholder purchased immediately exercisable warrants to purchase 100,000 shares with an exercise price of $0.25 per share.  The warrants expire on May 23, 2006.  The warrant purchase was made as part of a private placement before this shareholder became a director.

(4)

On November 28, 2004, this shareholder purchased immediately exercisable warrants to purchase 200,000 shares with an exercise price of $0.25 per share.  The warrants expire on May 28, 2006.  The warrant purchase was made as part of a private placement before this shareholder became a director.

NYLIB1 726714.6

(5)

On October 6, 2005, this shareholder purchased immediately exercisable warrants to purchase 80,000 shares with an exercise price of $0.75 per share.  The warrants expire on April 6, 2007.  The warrant purchase was made as part of a private placement before this shareholder became a director.

(6)   Mr. Louis Garcia, Providence was granted an option to purchase 2,000,000 shares of IPWG stock at an exercise price of $0.10 per share.  Providence 9 Mr. Garcia) used $15,000 of its compensation to exercise options for 150,000 shares.

“Beneficial ownership” means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer.  The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.

Item 12.

Certain Relationships and Related Transactions.

 The only transactions in which any director or executive officer or any holder of more than 5% of the outstanding common shares of the Company or any member of his or her family, or any nominee for a position as an officer or director of the Company has been, or is expected to be a party, are the following:

1.

The Company acquired International Power, Inc. (“Power”) on October 5, 2004 in exchange for 75,000,000 common shares issued to Peter Toscano and 75,000,000 common shares issued to Jack Wagenti who were the owners of most of the outstanding shares of International Power, Inc.  The transaction was completed when Toscano and Wagenti each caused approximately 27,600,000 common shares previously registered to them to be transferred to other persons who had previously held shares in International Power, Inc. and contributed to the Company for no compensation the shares of Power they received in the exchanges.  When all the transactions had been completed, IPWG acquired 100% of the issued and outstanding shares of Power, Inc. in exchange for a total of 150,000,000 common shares of International Power Group, Ltd. and Power was dissolved.

2.

In fiscal 2004, Peter Toscano received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005.  The shares are valued at $0.0001 per share.  In fiscal 2004, Jack Wagenti received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005.  The shares are valued at $0.0001 per share.

3.

Common shares have been awarded to other directors and officers of the corporation in the following numbers on the dates indicated.  Certain of the directors own additional shares which are reported in paragraph 2, immediately above, and Item 11 of Part III, above.

NYLIB1 726714.6

Name	Number of Shares	Date Issued
Jose Garcia	1,500,000	December 8, 2004
Richard C. Paszyc (retired)	7,320,000	December 8, 2004
Georgi Grechko	40,000	December 8, 2004
Salvatore Arnone	200,000	May 18, 2005
Robert Astore	1,000,000	December 8, 2004
John Malin (retired)	250,000	December 8, 2004
Thomas Mitchell	0
Walter Salvadore	0
Sheik Hani A. Z. Yamani	0

4.

Options expiring on June 14, 2010 to purchase an equal number of common shares at $.10 per share have been granted to directors and officers of the corporation in the following numbers on the dates indicated, except that the options issued to directors Mitchell, Salvadore and Yamani have an exercise price of $.83 per share.

Name	Number of Options	Date Issued
Peter Toscano	1,000,000	June 15, 2005
Jack Wagenti	1,000,000	June 15, 2005
Richard C. Paszyc (now resigned)	1,000,000	June 15, 2005
Georgi Grechko	1,000,000	June 15, 2005
Salvatore Arnone	1,000,000	June 15, 2005
Jose Garcia	1,000,000	June 15, 2005
Robert Astore	1,000,000	June 15, 2005
John Malin (now resigned)*	1,000,000	June 15, 2005
Thomas Mitchell	1,000,000	March 14, 2006
Walter Salvadore**	1,000,000	March 14, 2006
Sheik Hani A. Z. Yamani	1,000,000	March 14, 2006

*

Mr. Malin converted his million share option on January 9, 2006 by check of $100,000 issued to the Company.

**

Mr. Salvadore, prior to his appointment as a director in January 2006, participated in a private placement offering of our securities.  Specifically, on October 6, 2005, he purchased 160,000 of our restricted common stock and 80,000 of our 18 month warrants to purchase 80,000 additional shares of our common stock at $.75 per share.

Item 13.

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(6)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(6)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)

(1)

Incorporated by reference to the Company’s Form 10SB as filed with the Securities Exchange Commission on July 19, 2005.

(2)

Incorporated by reference to the Company’s Form 10QSB as filed with the Securities Exchange Commission on November 21, 2005.

(3)

Incorporated by reference to the Company’s Form 10SB/A as filed with the Securities Exchange Commission on August 24, 2005.

(4)

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on October 27, 2005.

(5)

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 7, 2005.

(6)

Filed herewith

Item 14.

Principal Accountant Fees and Services.

 The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2005 and 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$5,850	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$5,850	$0

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees.  Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures.  Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed.  All of the services described above were approved by the Board of Directors in accordance with its procedures.

NYLIB1 726714.6

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Power Group, Ltd.

     /s/ Peter Toscano

Peter Toscano
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

Date:

April 14, 2006

NYLIB1 726714.6

Exhibit 31.1

CERTIFICATION

I, Peter Toscano, certify that:

1.

I have reviewed this annual report on Form 10-KSB of International Power Group, Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:

April 14, 2006.

     /s/ Peter Toscano

Peter Toscano
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

NYLIB1 726714.6

31.1-1

Exhibit 31.2

CERTIFICATION

I, Jack Wagenti, certify that:

1.

I have reviewed this annual report on Form 10-KSB of International Power Group, Ltd.;

2.

Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the small business issuer’s internal control over financial reporting; and

NYLIB1 726714.6

31.2-2

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:

April 14, 2006.

     /s/ Jack Wagenti

Jack Wagenti
(Principal Operating Officer)

NYLIB1 726714.6

31.2-3

Exhibit 32.1

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Toscano, Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors of International Power Group, Ltd. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

This Annual Report on 10-KSB of the Company for the period ended December 31, 2005 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

April 14, 2006.

     /s/ Peter Toscano

Peter Toscano
(Chief Executive Officer, Principal Operating Officer and Chairman of the Board of Directors)

NYLIB1 726714.6

31.2-1

Exhibit 32.2

CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Jack Wagenti, Chief Financial Officer of International Power Group, Ltd. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.

This Annual Report on 10-KSB of the Company for the period ended December 31, 2005 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

April 14, 2006.

     /s/ Jack Wagenti

Jack Wagenti,
(Chief Financial Officer)

NYLIB1 726714.6

32.1-2