Form 10KSB/A
period 2005-12-31
International Power Group, Ltd.
filed 2006-04-26
CIK 1332702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION, Washington, D.C. 20549

FORM 10-KSB/A

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005.

[ ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

INTERNATIONAL POWER GROUP, LTD.
(Name of small business issuer in its charter)
Delaware	000-51449	20-1686022
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)
950 Celebration Blvd., Suite A, Celebration, FL.	34747
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (407) 566-0318

Securities registered under Section 12(b) of the Exchange Act:	None
Securities registered under Section 12(g) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.00001 par value (registration) pending)	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ X ]     No [   ]

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]     No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes [ X ]     No [   ]

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

Transitional Small Business Disclosure Format (Check One). Yes [    ]     No [ X ]

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

EXPLANATORY NOTE

This amendment is being filed for the purpose of: (1) correcting formatting errors and inconsistencies throughout the document including those contained in the financial statements; and (2) inserting an inadvertently omitted paragraph in Item 6 under the subsection heading "Results of Operations", and, immediately thereafter, in the same item, removing  reference to "Unaudited Selected Quarterly Information" which was inadvertently included. There are no quarterly financial statements included in this document. Except for the aforementioned Item 6 changes, no changes have been made to the text or the data contained in the Form 10 KSB filed on April 17, 2006.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

TABLE OF CONTENTS

PART I

3

Item 1

Description of Business.

3

Item 2.

Description of Property.

18

Item 3.

Legal Proceedings.

18

Item 4.

Submission of Matters to a Vote of Securities Holders.

18

PART II

19

Item 5.

Market for Common Equity, Related Stockholder Matters

19

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

23

Item 7.

Financial Statements.

26

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure.

42

PART III

44

Item 9.

Directors and Executive Officers of the Registrant;

44

Item 10.

Executive Compensation.

48

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

49

Item 12.

Certain Relationships and Related Transactions.

51

Item 13.

Exhibits

53

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

Item 1

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

We believe that the waste-to-energy field, due to its relatively young age in the history of solid waste disposal, presents opportunity because of the disparities in technologies and fragmentation in the industry. New technologies emerge frequently. Many have local application only, or insufficient exposure to draw global interest. While the components of our WTE technologies are commercially available, we do not believe that any entity, other than our partners, have assembled or engineered such facilities. That is not to say that there is not substantial competition for the three primary sources of income from which we expect to receive revenue – tipping fees and sales of electricity and drinking water. As to the production of saleable by-products, i.e. electricity, drinking water and usable ash, we believe there will be competitors in the production of each of these products in each locale in which we plan to operate. Due to the limited production of those products by our process and because they are only by-products, we plan to partner with potential competing vendors in those locales to gain the efficiencies of the established distribution networks.

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

Reports to Securities Holders.

We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.international-power.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report.

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

OUR CHANCES FOR SUCCESS ARE REDUCED BECAUSE WE ARE AN EARLY STAGE COMPANY WITH REGARD TO OUR NEW BUSINESS OPERATION.

In recent years we were inactive and only entered our current field of WTE in November 2004. We have generated no revenues and have incurred only losses since that time, and, thus, have a limited operating history. We are subject to all the risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including, technical, engineering, sales and marketing personnel) and a need for additional capital to finance our efforts and intended growth. We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

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

ENVIRONMENTAL REGULATIONS AND LITIGATION COULD SUBJECT US TO FINES, PENALTIES, JUDGMENTS AND LIMITATIONS ON OUR ABILITY TO EXPAND.

We are subject to potential liability and restrictions under environmental laws, including those relating to handling, recycling, treatment, storage of wastes, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as to attempts to further regulate the industry through new legislation. Our business is subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions and regulations. If we are not able to comply with the requirements that apply to a particular facility or if we operate without necessary approvals, we could be subject to civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue, and/or take corrective actions. We currently do not have insurance coverage for our environmental liabilities, and we may not be able to obtain sufficient coverage in the future. Those costs or actions could be significant to us and significantly impact our results of operations, as well as our available capital.

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

WE MAY BE UNABLE TO OBTAIN REQUIRED FINANCING OR PERMITS.

We plan to construct our initial facility in Mexico. We cannot assure you that we will successfully obtain the necessary financing or environmental permits to build and operate this facility, or retain the permits that are required to operate the facility or obtain financing or permits we require to build and operate our intended additional facilities. Permits to build and operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures. The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain financing or obtain or retain the required permits to build or operate our facilities could have a material adverse effect on our future results of operations.

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

We intend to build our WTE facilities all over the world. Accordingly, in areas with which we are not familiar, we will depend on third parties in locating and evaluating the proposed sites for our plants. As a result, we could encounter unknown environmental problems that will be costly and time consuming to correct, or may not be correctible at all . These risks of environmental problems could have a material adverse effect on our ability to implement our business plan. Upon encountering a hazardous environmental condition, we may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, the designer builder will likely be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues and reduce the value or your investment.

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

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The trading price of our stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors. In recent years, stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such market fluctuations may adversely affect the future trading price of our common stock.

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

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock’s market price for appreciation.

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR RESOURCES, SYSTEMS AND CONTROLS MAY BE STRAINED AND OUR OPERATING RESULTS MAY SUFFER.

We plan to add to our workforce and to continue to increase the size of our workforce and scope of our operations as we continue to develop our business plan and move towards construction of WTE facilities. This growth of our operations will place a significant strain on our management personnel, systems and resources. We may need to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. These endeavors will require substantial management effort and skill, and we may require additional personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

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

We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting there from. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

Dividends.

We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the General Corporation Law of the State of Delaware, as amended. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

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

Application of the Penny Stock Rules. If and when the Company’s securities are traded, the securities may likely be deemed a “penny stock”. The Securities and Exchange Commission has adopted Rule 15g-9, which defines a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Results of Operations

Year Ended December 31, 2005 comparisons with Year Ended December 31, 2004 are as follows: we had an increase in net (cash and non-cash) losses from operations from $37,637 for the year ended December 31, 2004 to $3,161,210 for the year ended December 31, 2005, or a total increase in net losses of $3,123,573. The net non-cash losses increased from $85,175 for the year ended December 31, 2004 to $2,329,543 for the year ended December 31, 2005, or a total increase in net non-cash losses of $2,244,368. This increase in net non-cash losses is primarily attributable to the issuance of common stock and options for services, and the value of options ($2,140,000) granted to officers, directors and consultants and finders. The net cash losses increased from $24,962 for the year ended December 31, 2004 to $831,667 for the year ended December 31, 2005, or a total increase in net cash losses of $806,705. This increase in net cash losses is primarily attributable to fees paid to professionals and consultants.

Item 7.

Financial Statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2005 and 2004

CONTENTS

PAGE
ACCOUNTANT’S AUDIT OPINION	1A

BALANCE SHEET	2A

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE	3A

Statements of Changes in Stockholders’ Equity	4A

Statements of Cash Flows	5A

Notes To Financial Statements	6A

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

(2A)

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

			April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
	Year	Year
	2005	2004
REVENUE	$ -	$ -	$ -

OPERATING EXPENSES	3,161,210	37,637	3,198,847

LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(3,161,210)	$(37,637)	$(3,198,847)

NET LOSS PER SHARE Basic and diluted	$(.01)	$ -	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	297,302,546	247,182,404	$ -

See accompanying notes and accountant’s report.

(3A)

 INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

								Deficit
								Accumulated
			Capital in					During
	Common Stock		Excess of	Warrants		Options		Development Stage	Total
	Shares	Amount	Par Value	Number	Amount	Number	Amount

Balance, December 31, 2003	500	$ -	$	$ -	$ -		$ -	$ -	$ -
Stock split – 330,000 to 1	164,999,500
Shares cancelled	(132,000,000)
Adjustment	-	330	(330)						-
Shares issued for acquisition	150,000,000	1,500							1,500
Shares issued for services	100,000,000	1,000	9,000						10,000
Sales of common stock	1,980,000	20	49,480	990,000	-				49,500
Net loss for the year								(37,637)	(37,637)

Balance, December 31, 2004	284,980,000	2,850	58,150	990,000	-		-	(37,637)	23,363
Shares issued for cash	17,765,000	178	933,090	8,882,500	247,732				1,181,000
Options granted						19,000,000	2,140,000		2,140,000
Options exercised for services rendered	675,000	7	67,493			(675,000)			67,500
Proceeds from option exercises	925,000	9	92,491			(925,000)			92,500
Transfer re. options exercised	-		32,000				(32,000)		-
Shares for warrants exercised	2,135,000	21	538,729	(2,135,000)					538,750
Transfer re. warrants exercised	-		20,639		(20,639)				-
Shares for acquisition of equity interest	3,100,000	31							31
Shares issued for services	352,100	4	35,315						35,319
Net loss								(3,161,210)	(3,161,210)

Balance, December 31, 2005	309,932,100	$3,100	1,777,907	7,737,500	227,093	17,400,000	2,108,000	(3,198,847)	$ 917,253

See accompanying notes and accountant’s report.

(4A)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year 2005	Year 2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Cash Flows From Operations:
Net loss from operations	$(3,161,210)	$(37,637)	$(3,198,847)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring cash outlay:
Common stock issued for services	37,928	7,391	45,319
Asset write-off		1,500	1,500
Options exercised for services	72,500	72,500
Value of options granted	2,140,000	-	2,140,000
Changes in assets and liabilities:
Increase in accounts payable	79,115	3,784	82,899
Net cash consumed by operating activities	(831,667)	(24,962)	(856,629)

Cash Flows From Investing Activities:
Acquisition of waste disposal permit	-	(2,000)	(2,000)
Investment in Mexican company	-	(2,500)	(2,500)
Investment in demand loans	(70,000)	-	(70,000)
Loan repaid	5,000	-	5,000
Net cash consumed by investing activities	(65,000)	(4,500)	(69,500)

Cash Flows From Financing Activities:
Proceeds of sales of common stock and warrants	1,188,500	49,500	1,238,000
Proceeds from exercise of options	105,000	-	105,000
Proceed from exercise of warrants	538,750	-	538,750
Net cash provided by financing activities	1,832,250	49,500	1,881,750
Net increase in cash	935,583	20,038	955,621

Cash balance, beginning of period	20,038	-	-

Cash balance, end of period	$ 955,621	$ 20,038	$ 955,621

See accompanying notes and accountant’s report.

(5A)

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

(6A)

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

(7A)

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

(8A)

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

(9A)

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

(10A)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 5.

INCOME TAXES

The Company experienced losses during 2005 and 2004. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty years. At December 31, 2005, the Company had an NOL carry forward of $3,198,847 available for Federal taxes and state taxes. The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance. If not used, the carry forward will expire as follows:

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

Balance December 31, 2004	990,000
Warrants granted during 2005	8,882,500
Warrants exercised during 2005	(2,135,000)
Balance December 31, 2005	7,737,500
These warrants are exercisable as follows:	6,637,500
$.25	1,100,000
$.75	7,737,500

(11A)

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

A summary of options as at December 31, 2005 and changes during the year are presented below:

Weighted Average
	Shares	Exercise Price
Options outstanding at beginning of year	-	$ -
Options granted during the year	19,400,000.13
Options exercised during the year	1,600,000.10
Options voided during the year	-	-
Outstanding options at end of year	17,400,000	$.14

The following table summarizes information about stock options outstanding at December 31, 2005.

Weighted
		Average	Options Exercisable
Options	Remaining	Exercise		Weighted
Outstanding	Contractual Life	Price	Number	Price
17,400,000	4.15 yrs	$.14	17,400,000	$.14

In addition, the Company issued an additional 2,000,000 options for services, exercisable for six months at $.40 per share.

(12A)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 8.

OPERATING EXPENSES

Major categories of operating expenses are presented below.

			April 15, 2002
			(Date of Inception of
			Development Stage) to
	2005	2004	December 31, 2005
Expense of options grants	$2,140,000		$2,140,000
Consulting expense	454,594		454,594
Legal fees	108,618		108,618
Office expenses	61,462	$ 3,236	64,698
Travel & Meals	203,804	6,448	210,252
License & Permits	500	8,167	8,667
Public relations	29,960		29,960
Officers’ payroll	56,192		56,192
Insurance	13,478		13,478
Automobile expenses	17,595		17,595
Web development expense	19,500		19,500
Rent	10,547		10,547
Internet expense	12,107		12,107
Other officer compensation	2,609	7,391	10,000
Other expenses	30,244	12,395	42,639

	$3,161,210	$37,637	$3,198,847

(13A)

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

(14A)

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

Amendment to Disclosure of Joint Venture Agreement and Warrant Agreement with Naanovo International Free Zone, N.V., an Aruba corporation and Naanovo Energy USA, Inc. dated November 7, 2005 (“JV Agreement”)

IPWG reported in a Current Report on Form 8-K filed with the SEC on October 24, 2005 and November 7, 2005, that Naanovo International Free Zone, N.V. (“Naanovo Aruba”) was to pay to a subsidiary of IPWG, IPW Group de Mexico SA #1 (“IPWG Mexico #1”), $60 million to be used to commence construction of one WTE plant consisting of 12 WTE modules in Ensenada, Mexico under the Build, Operate and Transfer contract between Naanovo USA and IPWG dated May 18, 2005 (the “BOT Contract”). In exchange for the $60 million fee payment, IPWG was to grant to Naanovo Aruba a 20% interest in IPWG Mexico #1 and a one-year warrant to purchase up to 1.5 million shares of IPWG common stock at the exercise price of $2.00 per share. Naanovo Aruba was also to receive a 20% interest in a to be formed IPWG subsidiary which was to be used to hold IPWG’s next 12 module WTE project in Mexico if such project occurred within three years of the effective date of the JV Agreement. IPWG’s obligations to Naanovo Aruba were conditioned upon: (a) ratification of the above agreement by the boards IPWG and Naanovo Aruba within 10 business days, (b) payment of the $60,000,000 to Naanovo USA and (iii) issuance of income protection insurance in favor of Naanovo USA.

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

Dr. Georgi Grechko. Dr. Grechko has been a Director since October 2004. He brings extensive technical expertise in the field of applied sciences. He will also help foster the international cooperation that is required for International Power’s operation. He qualifies as an independent director as defined under the Sarbanes Oxley Act of 2002. Dr. Grechko, a Russian cosmonaut, flew on three space flights and at one time held the space endurance record. He graduated from the Leningrad Institute of Mechanics with a doctorate in mathematics. He went on to work at Sergei Korolev’s design bureau and from there was selected for cosmonaut training in the Soviet moon program. He went on to work on the Salyut space stations. After leaving the space program in 1992, Dr. Grechko became a lecturer in atmospheric physics at the Soviet Academy of Sciences. Dr. Grechko from November 1997 to September 2004 was the Chief Advisor to the Chairman of the Board of Investsberbank, Pokrovka Street 47A, Moscow, 105062, Russian Federation, from September 2004 to present he is a member of the Board of Directors of Investsberbank.

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

The officers of the Company are not full time employees and are involved in other business endeavors, the Company does not have a formal conflicts of interest policy governing its officers and directors. The Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. There are periods when the Company’s business requires full time attention from Messrs. Toscano and/or Wagenti, particularly periods where travel is required. There are other periods when the time requirements are far less extensive. Do to the nature of our business, no more particularity can be provided at this time.

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

Gregory J. Callegari. In April 2006, the Company appointed Gregory J. Callegari, 47, as Chairman of its newly formed Finance Advisory Committee. Currently, he is the first and, to date, the only member of this board. Mr. Callegari is the CEO of REGF, LLC, a private investment manager and consulting firm which he founded in April 2005. From 1999 to April 2005, he operated his own asset management and consulting firm, MAP Fund LLC, which he had founded and than sold in April 2005.

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

Name and Address	Shares Beneficially Owned	Shares Underlying Options or Warrants Beneficially Owned	Class of Shares Owned	Percentage of Class*
Peter Toscano(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	100,954,830	1,000,000	Common	32.43%
Jack Wagenti(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	106,936,480	1,000,000	Common	34.33%
Jose Garcia(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,650,000	1,000,000	Common	**
Louis D. Garcia 950 Celebration Blvd., Suite A, Celebration, FL 34747	150,000	1,850,000	Common	**
Salvatore Arnone(b)(1)(3)(4) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,000,000	1,300,000	Common	**
Dr. Georgi Grechko(b)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	80,000	1,000,000	Common	**
Robert Astore(b)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	2,700,000	1,000,000	Common	**
Thomas Mitchell(b)(2) 950 Celebration Blvd., Suite A, Celebration, FL 34747	0	1,000,000	Common	**
Walter Salvadore(b)(2)(5) 950 Celebration Blvd., Suite A, Celebration, FL 34747	175,000	1,080,000	Common	**
Sheik Hani A. Z. Yamani(b)(2) 950 Celebration Blvd., Suite A, Celebration, FL 34747	0	1,000,000	Common
All 9 Directors and Officers as a group	213,496,310	9,380,000	Common	69.04%

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

1

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

2

In fiscal 2004, Peter Toscano received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005. The shares are valued at $0.0001 per share. In fiscal 2004, Jack Wagenti received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005. The shares are valued at $0.0001 per share.

3

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

Item 14

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

32.1-1