Form 10QSB
period 2006-03-31
International Power Group, Ltd.
filed 2006-05-19
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

INTERNATIONAL POWER GROUP, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	20-1686022
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

950 Celebration Blvd. Suite A, Celebration, FL. 34747
(Address of principal executive offices)

(407) 566-0318

(Issuer’s telephone number)

N/A
(Former name, former address & former fiscal year, if changed since last report)

Indicate whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the  past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2006: 314,119,100 shares of Common Stock, $0.00001 par value.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

.

i

INTERNATIONAL POWER GROUP, LTD.

FORM 10-QSB

PERIOD ENDED MARCH 30, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

ITEM 1.

FINANCIAL STATEMENTS

1

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

7

ITEM 3

CONTROLS AND PROCEDURES.

9

OTHER INFORMATION

10

Item 1.

 Legal Proceedings.

10

Item 2.

 Unregistered Sale of Equity Securities and Use of Proceeds.

10

Item 3.

 Defaults Upon Senior Securities.

11

Item 4.

 Submission of Matters to a Vote of Security Holders.

11

Item 5.

 Other Events or Information.

11

Item 6.

Exhibits and Reports on Form 8-K.

11

SIGNATURES

12

INDEX TO ATTACHED EXHIBITS

13

ii

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2006

ASSETS
	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)

Current Assets:	$ 434,608	$955,621
Cash
	434,608	955,621
Total current assets

Other Assets:	2,000	2,000
Deposit	2,531	2,531
Investments	65,000	65,000
Loans receivable	69,531	69,531

TOTAL ASSETS	$ 504,139	$1,025,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:	$ 88,226	$ 82,899
Accounts payable	50,000	25,000
Liability for unissued stock	138,226	107,889
Total current liabilities

Stockholders’ Equity:
Common stock: authorized 750,000,000
shares of $.00001 par value; issued and outstanding, 313,069,100 shares and 309,932,100 shares, respectively	3,130	3,100
Capital in excess of par value	4,172,859	1,777,907
Paid in capital - options	1,330,000	2,108,000
Paid in capital - warrants	223,111	227,093
Deficit accumulated during development stage	(5,363,187)	(3,198,847)

Total Stockholders’ Equity	365,913	917,253

TOTAL LIABILITIES AND
STOCKHOLDER’S EQUITY	$ 504,139	$ 1,025,152

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

			April 15, 2002
	Quarters Ended March 31,		(Date of Inception of Development Stage)
	2006	2005	To March 30, 2006

REVENUE	$ _	$ _	$ _

OPERATING EXPENSES	1,114,340	59,068	4,313,187

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$(1,114,340)	$(59,068)	$(4,313,187)

NET LOSS PER SHARE
Basic and diluted	$ _	$ _	$ _

WEIGHTED AVERAGE SHARES OUTSTANDING	312,452,676	287,056,667

Operating expenses included
the following:
Option Grants for Services	$ 1,050,000	$ _	$ 3,190,000
Consulting Expense	350,674	15,000	805,268
Professional Fees	287,763	17,650	396,381
Office Expenses	141,064	3,216	226,536
Travel and Meals	216,978	5,227	427,230
Payroll	52,500	_	108,692
Rent	16,272	_	26,819
Public Relations	9,005	1,655	38,965
Automobile Expenses	7,418	3,166	25,013
Web Development			19,500
Other Officer Compensation			10,000
Insurance	5,861	_	19,339
Other Expenses	26,805	13,154	69,444
	2,164,340	59,068	5,363,187

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			April 15, 2002
	Quarters Ended March 31,		(Date of Inception)
	2006	2005	Development Stage to March 31, 2006

Cash Flows From Operations:
Net loss from operations	$(2,164,340)	$(59,068)	$(5,363,187)
Adjustments to reconcile net loss to
net cash consumed by operating activities:
Charges not requiring cash outlay:
Common stock issued for services	140,000	1,305	185,319
Asset write-off	-	-	1,500
Options exercised for services	70,000	-	142,500
Value of options granted	1,050,000	-	3,190,000
Changes in assets and liabilities
Increase in accounts payable	5,327	5,436	88,226
Net cash consumed by	(899,013)	(52,327)	(1,755,642)
operating activities
Cash Flows From Investing Activities:
Deposit	-	-	(2,000)
Investment in Mexican company	-	-	(2,500)
Investment in demand loans	-	-	(70,000)
Loan repaid	-	5,000	5,000
Net cash provided (consumed) by
investing activities	-	5,000	(69,500)

Cash Flows From Financing Activities:
Proceeds of sales of common stock	105,000	52,500	1,343,000
Proceeds from exercise options	170,000	-	275,000
Proceeds from exercise of warrants	103,000	-	641,750
Net cash provided by financing
activities	378,000	52,500	2,259,750

Net increase (decrease) in cash	(521,013)	5,173	434,608
Cash balance, beginning of period	955,621	20,038	-
Cash balance, end of period	$434,608	$25,211	$434,608

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of International Power Group, Ltd. as of March 31, 2006 and for the three-month periods ended March 31, 2006 and March 31, 2005 have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2005.

2.  SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

The following non-cash investing activity took place during the 2005 period:

The Company issued 3,100,000 shares as part of its investment in Tratamientos Ambientales de Tecate, S.A. de C. V. (TAT), a Mexican corporation.

The following non-cash financing activities occurred during the 2006 period.

Shares were issued for services in the 2006 period totaling 150,000 shares.

In January, 2006, 50,000 shares were issued pursuant to the exercise of an option which had been exercised in December, 2005.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

 3. COMMON STOCK

The Company issued stock in private placements in the first fiscal quarters of 2006 and 2005. A total of 175,000 shares of common stock was sold in the three month period ended March 31, 2006  whereas 2,100,000 shares were sold during the three month period ended March 31, 2005.  These sales resulted in net proceeds to the Company of $105,000 and $52,500, respectively.  Of the shares sold during the first quarter of 2006, 50,000 were unissued as of March 31, 2006 and were granted effective subsequently.

During both periods, the shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one share of stock for each two shares of stock purchased.  For the three month period ended March 31, 2006,  warrants to purchase 87,500 shares of stock were issued, exercisable at $1.00 per share for eighteen months.  For the three month period ended March 31, 2005, warrants to purchase 1,050,000 shares of stock were issued exercisable through December 31, 2006 at $.25 per share.

There are warrants to purchase 7,388,000 shares of common stock outstanding at March 31, 2006 as follows:

Balance 12/31/05	7,737,500
Warrants issued	87,500
Warrants exercised	412,000
Balance 3/31/06	7,413,000

Outstanding warrants are exercisable as follows:

6,225,500 @ $.25 1,100,000 @ $.75 87,500 @ $1.00

4.

LIABILITY FOR UNISSUED STOCK

Proceeds of shares sold but not yet issued increased from $25,000 at December 31, 2005 to $50,000 at March 31, 2006.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

5.

OPTIONS

During 2005, the Company initiated a Stock Option Plan Activity under that Plan during the first quarter of 2006 is recapped below:

Options available 12/31/05	17,400,000
Options granted during the first quarter	5,000,000
Options that expired in the first quarter	(2,000,000)
Options exercised during the first quarter	(2,400,000)
18,000,000

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “intends”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 7 of our Annual Report on Form 10-KSB/A/1 filed with the United States Securities and Exchange Commission on April 26, 2006 (as the same may from time-to-time be amended), that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We commenced our development stage on April 15, 2002.  We acquired International Power, Inc. (“Power”) on September 24, 2004.  We have  had no revenues and only losses since  that date.  Accordingly, a comparison of our financial information for accounting periods prior to November 2004 would not be meaningful in making an investment decision regarding our Company.

Plan of Operation

Prior to the adoption of our present business plan, we investigated  engaging in the business of disposal of low level radioactive waste as a result of Power’s August 2004 acquisition of Terra Mar Environmental Systems (“TMES”) assets.  We determined not to pursue that business because of the time and expense required for compliance with government regulation.  Our operating plan for the next 12 months and thereafter has three components: (1) to commence construction of a waste-to-energy (“WTE”) disposal facility in Ensenada, Mexico and thereafter to begin commercial operations in approximately Q2, 2008, at which time we expect revenues from operations to commence, (2) to complete negotiations to commence WTE projects in Louisiana, Great Britain, Saudi Arabia and certain Asian countries, and, (3) to initiate negotiations to introduce our services and WTE technology to potential customers, including governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to their communities ..  In furtherance of this   plan , we have the following goals:

PROJECTED DATE

Goal	Projected Date
1. Processing of site permits in Ensenada, and other municipalities in Mexico	By December, 2006
2. Introduction of WTE technology in Great Britain and beginning of WTE site location negotiations	By July 31, 2006
3. Introduction of WTE technology in Louisiana and beginning of WTE site location negotiations	Foreseeable future
4. Negotiations for WTE sites in several foreign countries now identified. Form subsidiaries as may be required in other countries	Foreseeable future

Ability to Meet Cash Requirements:

Our Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have not received significant income from business operations.  As of March 31, 2006, we had an accumulated loss of $5,363,187 during the development stage.  The expenses that produced this operating loss included stock - based (non-cash) compensation expenses in the sum of $3,517,819 and other expenses of $1,845,368.  Notwithstanding these losses figure, the Company’s cash position improved from $20,038 at December 31, 2004 to $955,621 at December 31, 2005 as the result of the receipt of $1,832,250 from the sale of stock and the exercise of options and warrants.  Although the Company received an additional $378,000 from the sale of securities exercise of options and warrants during the quarter ended March 31, 2006, the Company’s cash position decreased by $521,013 as of that date to $434,608 because of operating expenses during the quarter  paid in cash of $ 904,340.

We believe we will require additional funds to continue our operations over the next 12 months.  We plan to supplement our cash reserves ~~,~~  through one or more of the following: (i) the sale of equity through the exercise of outstanding and to be issued options and warrants, (ii) private placements of our equity or debt securities or (iii) public offering of our debt or equity securities.  There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all, to finance our operations as outlined above.  In the event we are not able to raise sufficient financing on terms acceptable to us, we may be force to curtail our operations or close.

We do no intend to finance our planned WTE facilities through the sale of our equity securities.  We expect to finance the construction and commencement of operations of each WTE project by borrowing against predicted revenues from tipping fees and sales of byproducts.  We plan to enter into long-term contracts for the disposal of waste and sales of electricity and drinking water which can be used as security for loans with which the proposed facilities can be constructed.  We plan through this method that each WTE facility will be fiscally independent.  We expect that each WTE facility will be held by a to-be-formed subsidiary in which we may have partners who provide input into the operation of the plant.  Those partners may provide, among other things, technical resources, delivery of waste or purchase of byproducts.

Research and Development:

We do not expect as part of our business plan to establish a discrete research or development program.  We expect to expend our research and development efforts in “on the job” training, meaning that each WTE facility, when built, will serve as a laboratory to fine-tune our WTE process – to minimize waste output, improve smoke-stack air quality, maximize production of profitable by products and to customize the output of beneficial byproducts to suit community needs.  We intend to cooperate with our development partners to develop efficient WTE technology customized to each customer’s needs.  We intend, subject to intellectual property and confidentiality constraints, to share the learning from each project and application to improve all areas of existing WTE technology, including air scrubbing and waste disposal at our other proposed facilities.

Purchase of Plant and Equipment:

Central to our business plan is the acquisition of equipment and construction of a twelve module WTE facility in Ensenada, Mexico .  We also intend to negotiate for the purchase of equipment and construction of additional WTE plants and modules in several other countries, including Louisiana, Great Britain, Saudi Arabia and certain Asian countries, where negotiations have already commenced.

We will purchase from commercial sources all of the equipment and materials to construct our planned WTE facilities.  We have sourced for each component at least two manufacturers.  We do not believe that we will encounter difficulties in obtaining from commercial sources the equipment and materials required to construct our planned WTE facilities.  However, no assurance can be given at this time that such equipment and materials will be available when needed or at the prices budgeted therefore.

Changes in the Number of Employees:

We expect to increase substantially in the foreseeable future our full and part time employees to bolster our technical and marketing departments.  We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s development stage began as of April 15, 2002.  However, the Company has conducted operations for less than two years as of the date of this filing.  The first approximately six months were spent exploring business prospects.  We have spent approximately the last twelve months initiating and developing our WTE technology business plan.  Initial steps in that process were negotiations for construction of a twelve-module WTE Plant in Ensenada which continues to date.  The second step in developing our business plan is finding the capital required to build and begin operating WTE facilities.

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

Results of Operations

We have not generated any revenue from operations.  For the period from inception (April 15, 2002) to March 31, 2006, we incurred cumulative net losses of approximately $5,363,817.  We have incurred additional losses since such date and we expect to incur additional operating losses for the foreseeable future.   Because the Company has not had revenues and only losses since inception, we believe comparisons of past accounting periods, especially interim periods, is not meaningful, significant or relevant to an investor.

Three month period ended March 31, 2006 compared with the three month period ended March 31, 2005.

Quarter ended March 31, 2006 comparisons with Quarter ended March 31, 2005 are as follows: we had an increase in net (cash and non-cash) losses from operations from $59,068 for the quarter ended March 31, 2005, to $ 2,164,340 for the quarter ended March 31, 2006, or a total increase in net losses of $2,105,272.  Our net non-cash losses increased from $1,305 for the quarter ended March 31, 2005 to $1,260,000 for the quarter ended March 31, 2006, or a total increase in net non-cash losses of $ 1,258,695.   This increase in net non-cash losses is primarily attributable to the issuance of common stock, and the exercise of options, for services ($210,000), and options granted during the quarter ($1,050,000).  The net cash losses increased from $57,763 for the quarter ended March 31, 2005, to $904,340 for the quarter ended March  31, 2006, or a total increase in net cash losses of $846,577.  This increase in net cash losses is primarily attributable to fees paid to professionals and consultants ($638,437), travel and meals ($215,723) and office expense and payroll ($191,086).

Off-Balance Sheet Arrangements ~~:~~

Since inception (April 15, 2002) through March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3

CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness. There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation , including any deficiencies or material weaknesses of internal controls that would require corrective action.

OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

On March 27, 2006 ($45,000) and March 30, 2006 ($60,000), the Company sold 3 1/2 units consisting of common stock and warrants to four accredited investors at $ 30,000.00 per unit resulting in gross proceeds of $105,000 to the Company ..  Each unit consisted of 50,000 shares of our common stock and a warrant to purchase 25,000 shares of common stock.  The warrants expire 18 months from the date of issuance and are exercisable at $ 1.00 per share.  In addition, on January 13, 2006 (400,000 shares) and February 1, 2006 (12,000 shares) we issued  412,000 shares to two accredited investors who exercised  warrants for gross proceeds to us of $103,000, and on January 3, 2006 (1,000,000 shares), January 11, 2006 (750,000 shares) and February 8, 2006 (650,000 shares) we issued 2,400,000  shares of common stock to four accredited investors who exercised options resulting in gross cash proceeds to us of $ 170,000, and $70,000 in value of services rendered to us.

We also issued options to purchase 5,000,000 shares of common stock pursuant to our 2005 Stock Option Plan:

	Optionee Name	Number of Shares	Exercise Price	Date of Grant / Expiration
1	Walter Salvadore	1,000,000	$0.83	March 14, 2006 / June 14, 2010
2	Thomas Mitchell	1,000,000	$0.83	March 14, 2006 / June 14, 2010
3	Sheik Hani A. Z. Yamani	1,000,000	$0.83	March 14, 2006 / June 14, 2010
4	Christopher A. Duncan	1,000,000	$0.83	March 14, 2006 / June 14, 2010
5	Gregory Callageri	1,000,000	$0.83	March 14, 2006 / June 14, 2010
	Total	5,000,000

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “”Act””), including Rule 506 of Regulation D promulgated under the Act.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Events or Information.

Effective May 15, 2006, the Board of Directors of International Power Group, Ltd., a Delaware corporation ("IPWG"), appointed Christopher Duncan as its Chief Operating Officer.

Mr. Duncan, age 42, has approximately 20 years of diverse executive experience in the areas of risk and project management, finance and operations.  Most recently, from January 2005 until May 2006, he was a Managing Director of Marsh USA.  Prior to that, he was associated with Delta Airlines as its Vice President and Chief Risk Officer (January 2002 to January 2005) and Director-Risk Management and Executive Assistant-Chief Financial Officer (November 1999 to December 2001).  Previous to that, over his business career, Mr. Duncan has held executive positions with such firms as the Frito-Lay Division of Pepsico, KTC USA, Inc., Coopers & Lybrand, Towers Perrin (a risk management consulting firm) and Ford Motor Company.  He is also the co-founder (2000), former CFO and a current board member of Navigational Sciences Inc., a private company based in Charleston, SC, dedicated to developing, innovating and marketing data, products and solutions in the marine transportation and marine geographic information system marketplace.

Mr. Duncan has a B.A. degree in Business Administration and an M.B.A. in Finance and Risk Management, both from the University of Georgia.  He also has a number of professional affiliations, including being a Chartered Property Casualty Underwriter, an Associate in Risk Management and a Member of the Risk Insurance and Management Society.  He is also a board member of two non-profit entities, the American Geographical Society (New York, NY) and Project Open Hand (Atlanta, GA).

There are no family relationships between Mr. Duncan and any other executive officers or directors of IPWG.  In connection with his appointment as Chief Executive Officer, on March 14, 2006, Mr. Duncan was granted options to purchase 1,000,000 shares of IPWG’s common stock at $0.83 per share.  These options expire on June 14, 2010.

Item 6.

Exhibits and Reports on Form 8-K.

See Exhibit Index following the signature page to this Quarterly Report on Form 10-KSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 2006

International Power Group, Ltd.

/s/ Peter Toscano
Peter Toscano
( President and Chief Executive Officer)

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxely Act of 2002.

Exhibit 32.1 - Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

Exhibit 32.2 - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

13