Form 10KSB/A
period 2005-12-31
International Power Group, Ltd.
filed 2006-05-31
CIK 1332702

5/30/06

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION,
                             Washington, D.C. 20549

                                 FORM 10-KSB/A/2

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the Fiscal Year Ended December 31, 2005.

[X] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         INTERNATIONAL POWER GROUP, LTD.
                 (Name of small business issuer in its charter)

    Delaware                        000-51449                    20-1686022
---------------                 ------------------          --------------------
(State or other                  (Commission file              (IRS Employer
jurisdiction of                      number)                 Identification No.)
 incorporation)

950 Celebration Blvd., Suite A, Celebration, FL.                    34747
------------------------------------------------             -------------------
   (Address of principal executive offices)                       (Zip Code)

                        Issuer's telephone number: (407) 566-0318

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

          Title of Class               Name of each exchange on which registered
--------------------------------       -----------------------------------------
Common Stock, $0.00001 par value                         None
    (registration) pending)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ X ] No [___]

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [___] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) Yes [ X ] No [___]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $100,687,790 as of May 25, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 314,334,100 shares of common stock as at May 25, 2006.

Transitional Small Business Disclosure Format (Check One). Yes [___] No [ X ]

                         INTERNATIONAL POWER GROUP, LTD.

                                   FORM 10-KSB

                                December 31, 2005

                                EXPLANATORY NOTE

--------------------------------------------------------------------------------
This amendment is being filed for the purpose of fixing internal inconsistencies, typographical errors and updating the notes to the financial statements. This Form 10-KSB/A Amendment 2 amends the Company's Form 10 KSB/A Amendment 1, filed with the United States Securities and Exchange Commission on April 26, 2006.
--------------------------------------------------------------------------------

                         INTERNATIONAL POWER GROUP, LTD.

                                   FORM 10-KSB

                                December 31, 2005

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1

Item 1    Description of Business..............................................1

Item 2    Description of Property.............................................20

Item 3    Legal Proceedings...................................................20

Item 4    Submission of Matters to a Vote of Securities Holders...............20


PART II.......................................................................20

Item 5    Market for Common Equity, Related Stockholder Matters...............20

Item 6    Management's Discussion and Analysis or Plan of Operation...........25

Item 7    Financial Statements................................................28

Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................44

Item 8A   Controls and Procedures.............................................44

Item 8B   Other Information...................................................44

PART III......................................................................47

Item 9    Directors and Executive Officers of the Registrant; Compliance
          with Section 16(a) of the Exchange Act..............................47

Item 10   Executive Compensation..............................................52

Item 11   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................53

Item 12   Certain Relationships and Related Transactions......................55

Item 13   Exhibits............................................................57

Item 14   Principal Accountant Fees and Services .............................58

                           Forward-Looking Statements

            This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "intends", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" beginning on page 7, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

                                     PART I

Item 1      Description of Business.

Business Development.

            International Power Group, Ltd. ("IPWG" or the "Company") was incorporated in the State of Delaware on November 30, 1998 as Ednet, Inc. Ednet changed its name to International Power Group, Ltd. on September 24, 2004. Commencing on October 5, 2004 and concluding on December 8, 2004, the Company entered into a series of transactions by which it acquired 100% of the outstanding shares of International Power, Inc. ("Power"), a closely-held corporation which had as its primary asset, the shares of Terra Mar Environmental Systems Incorporated (TMES) which Power acquired on August 20, 2004. TMES, a closely-held venture capital company, was formed in 1994 to develop and implement strategic systems for the environmentally safe management and long term disposal of radiological waste. TMES attempted to coordinate an international consortium of companies and organizations with the requisite managerial and technical expertise to identify sites, select technology, establish legal and regulatory structures, and engineer and construct low level radiological waste treatment and disposal facilities, and manage such facilities over the long-term. We determined not to pursue that business because of the time and expense of compliance with government regulation in the field. On December 2, 2004, IPWG acquired fifty per cent of Tratamientos Ambientales Tecate, a Mexican corporation (TAT). IPWG has one wholly owned subsidiary located in Mexico called IPW Group De Mexico SA #1.

Business of IPWG.

            We believe we have technology and contractors available to us to build waste-to-energy disposal facilities that reduce solid waste output to approximately 16% of input, which breaks down as follows: 1.7% fly ash must be treated before it can be placed on a landfill and 14.3% is bottom ash of which 15% is ferrous materials that may be sold as scrap metal, 70% may be sold as construction material for manufacture of concrete, cinder block and road and road beds, and 15% is discarded. The waste-to energy facilities earn fees from waste disposal (tipping fees) and also produce at the same time electricity and drinking water in commercially saleable amounts. Collectively, the process is referred to herein as waste-to-energy ("WTE") technology.

            We think the sum of tipping fees, electrical, water and ash receipts will exceed our financial and operating costs and our facilities will have relatively minimal adverse effects on the environment compared with most other waste disposal methods.

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

            In our first facility planned for construction in the Ensenada, Mexico area, we plan to construct twelve solid waste modules which are each capable of combusting one hundred eight (180) tons of solid and hazardous waste per day or 2,160 tons daily for 12 module plant, 788,400 tons annually. The incinerators will be designed to reducing the aggregate waste to less than 10% of its original volume and 20% of its original weight. We expect that each module will generate, assuming full utilization, six (6) megawatts of electricity per hour and 240,000 gallons of distilled water per day.

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

            Contemplated Projects. During the last several months we developed contacts in several countries that we believe may lead to the construction of WTE facilities. We have identified certain countries and geographic regions where, due to varying combinations of land fill shortages, energy needs and potable water scarcity, WTE technology would be particularly effective. We believe our management's experience in the waste management industry positions us to address the waste management needs of developed and developing nations.

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

            We believe that the waste-to-energy field, due to its relatively young age in the history of solid waste disposal, presents opportunity because of the disparities in technologies and fragmentation in the industry. New technologies emerge frequently. Many have local application only, or insufficient exposure to draw global interest. While the components of our WTE technologies are commercially available, we do not believe that any entity, other than our partners, have assembled or engineered such facilities. That is not to say that there is not substantial competition for the three primary sources of income from which we expect to receive revenue - tipping fees and sales of electricity and drinking water. As to the production of saleable by-products, i.e. electricity, drinking water and usable ash, we believe there will be competitors in the production of each of these products in each locale in which we plan to operate. Due to the limited production of those products by our process and because they are only by-products, we plan to partner with potential competing vendors in those locales to gain the efficiencies of the established distribution networks.

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

            We also do not believe that there will be a shortage of waste on which to run our proposed facilities. However, as mentioned above in "Competition", others compete for tipping fees to dispose of solid and hazardous wastes. We anticipate that the government and private agencies for whom we build WTE facilities will be responsible for providing the solid waste which will be processed through the facilities. We plan to enter into long term tipping arrangements with producers of waste and possibly to securitize or insure the revenues of those contracts to finance construction and operation of our facilities.

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

            Government Approval and the Effect of Government Regulations. The United States Environmental Protection Agency ("US EPA") has adopted regulations related to several aspects of solid waste management, including but not limited to regulations related to the products of waste combustion, heavy metal disposal and ground water contamination. The Company believes that its proposed WTE modules' regulated emissions will be less than 80% of permissible limits. No assurance can be given that the proposed WTE facilities will perform as specified or that applicable regulations will not be strengthened. We do not believe the Company will sustain any substantial additional costs, other than the type described the section headed "Planned Ensenada, Mexico WTE Facility", in complying with government regulations. In connection with the operation of WTE plants outside the United States, the Company will be required to comply with all regulations, rules and directives imposed by the host governments. With specific reference to Mexico, the Company will be required to prepare and file with Ministry of Ecology in Mexico a study of ecological impact for the Ensenada WTE plant, which report must be approved by the ministry.

Number of Employees.

            As of April 14, 2006, we had five employees (three officers and two clerical administrative personnel). Our officers devote as much time to our business as they deem necessary, which presently is in excess of 40 hours per week. However, each is also involved in other business ventures. Our two clerical administrative employees work fulltime for the Company.

Reports to Securities Holders.

            We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov. We also make available free of charge on or through our Internet website, http://www.international-power.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC. Information on our website is not a part of this report.

            Generally, when we use the words "we," "our," "us," the "Company" or "IPWG" in this report, we are referring to International Power Group, Ltd. and its subsidiaries.

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

            To date, we have met our working capital requirements through the private placement of our securities and loans. To support our operations, and planned expansion we are in need of approximately $3,000,000 of additional capital over the next 12 months. Since entering the WTE field in November 2004, we have not generated any significant revenue and have experienced substantial losses. We also have very limited working capital and, as at December 31, 2005 recorded an accumulated deficit of $3,198,847. For the immediate years preceding the acquisition of Power, we were an inactive public shell corporation with no significant revenue and only losses. For the year ended December 31, 2005, we reported a loss of approximately $3,161,210.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT; OUR FUTURE PROFITABILITY IS UNCERTAIN.

            We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we develop WTE facilities. As of December 31, 2005, we had an accumulated deficit of approximately $3,161,210.

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

            We need substantial additional capital to expand our plant development and construction and sales efforts. Our current resources are insufficient to fund operations. We believe that we will need an additional $3,000,000 to fund plant development and support operations over the next 12 months. We have not and cannot assure you that we will be able to secure any such financing. We may not be able to find financing on terms that are acceptable to us. If we cannot obtain such financing, we will not be able to execute our business plan or continue operations.

WE DO NOT HAVE EMPLOYMENT CONTRACTS WITH ANY EMPLOYEES

            Development of our business depends to a significant degree on the continuing contributions of our key management and technical personnel as well as on the continued cooperation of partners on whom we rely to assist in the design, development, construction and operation of the proposed WTE facilities. None of our key personnel or partners have indicated any intention to sever their relationship with us other than Naanovo USA Energy, Inc. and its affiliates. The status of our relationship with Naanovo USA Energy, Inc. and its affiliates is discussed in Item 8B to this Annual report on Form 10-KSB.

A SUBSTANTIAL PORTION OF OUR PROPRIETARY INTELLECTUAL PROPERTY IS DEVELOPED BY PERSONS THAT ARE NOT EMPLOYED BY US.

            A substantial portion of our proprietary intellectual property was developed by individuals employed by others. We do not have control over, knowledge of, or access to those employment arrangements. Many of our suppliers and partners have capability and greater resources to compete with us.

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

WE WILL DEPEND ON A SIGNIFICANT SUPPLY OF SOLID WASTE AND TIMELY PAYMENT FOR THAT SOLID WASTE.

            If we do not obtain a supply of solid waste at quantities and qualities that are sufficient to operate our proposed facilities at expected operating levels, our financial condition and operating results could adversely be affected. One or more of the following factors could impact the price and supply of waste:

            o  defaults by waste suppliers under their contracts;

            o a decline in solid waste supply due to increased recovery by material recovery facilities;

            o  composting of solid waste;

            o  incineration of solid waste;

            o legal prohibitions against processing of certain types of solid waste in our facilities; or

            o  increased competition from landfills and recycling facilities.

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

            WTE technology has received only limited market acceptance. This technology is relatively new to the market place and we have not generated any revenues from WTE technology. Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the industry remains in an evolving state. WTE technology competes with more established companies in the waste and alternative energy fields. Acceptance of WTE technology to traditional products and/or services depends upon a number of factors including:

            o  favorable pricing vis a vis other alternatives

            o the ability to establish the feasibility and reliability of WTE technology

            o  public perception of the product

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

WE DEPEND ON OUR EXECUTIVE OFFICERS AND NEED ADDITIONAL MARKETING, ENGINEERING, ADMINISTRATIVE AND TECHNICAL PERSONNEL TO BE SUCCESSFUL. WE CAN NOT ASSURE YOU THAT WE WILL BE ABLE TO RETAIN OR

ATTRACT SUCH PERSONS; OUR CURRENT OFFICERS HAVE OTHER BUSINESS ENDEAVORS IN ADDITION TO THEIR WORK FOR OUR COMPANY.

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

            Our officers, who are active employees, presently devote in excess 40 hours per week to our business activities. However, they also have outside business activities which may cause a conflict regarding the time available to devote to our business.

OUR CURRENT MANAGEMENT HAS A SIGNIFICANT VOTING MAJORITY OF OUR COMPANY'S OUTSTANDING COMMON STOCK AND CAN PREVENT CHANGES IN MANAGEMENT, POLICY OR OUTSIDE TAKEOVER OF OUR BUSINESS.

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

            We may meet resistance to our efforts to build our WTE facilities in certain countries. The resistance may be caused by political unrest, labor or union issues, environmental problems, shortage of materials, economic conditions or other issues. There is no assurance that such resistance will not have a material adverse effect on our ability to implement our business plan.

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

DEFECTS IN CONSTRUCTION COULD RESULT IN DEVALUATION OF YOUR INVESTMENT IF OUR PLANTS DO NOT PRODUCE POWER AS ANTICIPATED.

            There is no assurance that defects in materials and/or workmanship in the WTE facilities will not occur. Under the terms of the anticipated design-build agreements, the designer builder would warrant that the material and equipment furnished to build the plant will be new, of good quality, and free from material defects in material or workmanship at the time of delivery. Though we expect the design-build agreements to require the contractors to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur. Such defects could delay the commencement of operations of the plants, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant's operation. Halting or discontinuing plant operations could delay our ability to generate revenues and reduce the value of your investment.

PLANT SITES MAY HAVE UNKNOWN ENVIRONMENTAL PROBLEMS THAT COULD BE EXPENSIVE AND TIME CONSUMING TO CORRECT, WHICH MAY DELAY OR HALT WTE FACILITIES' CONSTRUCTION AND DELAY OUR ABILITY TO GENERATE REVENUE.

            We intend to build our WTE facilities all over the world. Accordingly, in areas with which we are not familiar, we will depend on third parties in locating and evaluating the proposed sites for our plants. As a result, we could encounter unknown environmental problems that will be costly and time consuming to correct, or may not be correctible at all. These risks of environmental problems could have a material adverse effect on our ability to implement our business plan. Upon encountering a hazardous environmental condition, we may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the plant and may require significant expenditure of our resources to correct the condition. In addition, the designer builder will likely be entitled to an adjustment in price and time of performance if it has been adversely affected by the hazardous environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenues and reduce the value or your investment.

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

CONSUMER RESISTANCE TO THE CONCEPT OF CONVERTING WASTE TO ENERGY BASED ON THE BELIEF THAT IT IS EXPENSIVE TO PRODUCE, ADDS TO AIR POLLUTION, IS ODOROUS AND TAKES MORE ENERGY TO PRODUCE THAN IT CONTRIBUTES MAY AFFECT THE OUR ABILITY TO ACHIEVE MARKET ACCEPTANCE AND REDUCE THE VALUE OF YOUR INVESTMENT.

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

RISKS RELATED TO OUR COMMON STOCK.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, THAT MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

            The bid and ask quotations of our common stock are routinely reflected on the Unsolicited Pink Sheets market under the symbol "IPWG". However, there is no sanctioned public market for our common stock at this time. As a result, there is no assurance that there will be liquidity of an investment in our common stock. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our stock can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

WE HAVE SOLD STOCK IN PRIVATE PLACEMENTS; THE STOCK SOLD IN THOSE PRIVATE PLACEMENTS AND ANY OTHERS WE MAY CONDUCT MAY BECOME FREELY TRADABLE AND HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF OUR STOCK.

            Approximately 39,093,202 of our 313,419,100 shares outstanding as of March 22, 2006 are in the "publicly trading float". Public sale of those shares could have a depressive effect on the public market price of our common stock.

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

            As of March 31, 2006 we had outstanding vested options to purchase 18,000,000 shares of common stock at a weighted-average exercise price of $0.44 and vested warrants to purchase 7,413,000 shares of common stock with a weighted-average price of $0.31.

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

            If the outstanding Options and Warrants are exercised (which, as of December 31, 2005 would result in the issuance of an additional 17,400,000 and 7,737,500 shares, respectively, of common stock), we can expect that they would be exercised when the public trading prices of our securities are higher than the exercise price, causing a dilution to those of our stockholders who purchased our stock at prices above the exercise price. There can be no assurance that any of the Options or Warrants will be exercised or that the public trading price of our securities will increase.

THE MARKET PRICE OF OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT VOLATILITY.

            The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market prices of the common stock of many publicly traded solid waste companies have been and can be expected to be especially volatile. Our common stock price in the 52-week period ended April 13 2006, had a low of $0.038 and high of $1.90. Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our schedules and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock. The realization of any of the risks described in these "Risk Factors" may have a significant adverse impact on such market prices.

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

            We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock's market price for appreciation.

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

            Our obligations as a public company under the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and related regulations, are likely to increase our expenses and administrative burden. These expenses and burdens are particularly acute on companies of our small size. Changes in the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from commercialization activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies regulatory authorities may initiate legal proceedings against us and our business may be harmed.

THERE ARE LIMITATIONS ON THE LIABILITY OF OUR DIRECTORS, AND WE MAY HAVE TO INDEMNIFY OUR OFFICERS AND DIRECTORS IN CERTAIN INSTANCES.

            Our certificate of incorporation limits the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of aculpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance.
Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director's duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director's breach of the duty of care.

            We believe that our limitation of officer and director liability assists us to attract and retain qualified employees and directors. However, in the event an officer, a director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting therefrom. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors, and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders' best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

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

Item 2      Description of Property.

            The Company's executive offices are located at 950 Celebration Blvd., Suite A, Celebration, Florida 34747. The premises are leased to the Company at approximately $6,000 per month. The lease is for four years. At this time the Company does not have any tangible assets. Specifically, we do not own any substantial real or personal property. We also maintain satellite offices as follows:

            o Mexican Office: Culiacan No. 17-105, Colonia Hipodromo Condesa, Delegacion Cuauhtemoc, Mexico City. Z. C., Mexico (+52) 55 5564 2955, month-to-month rental at $747.50 (USD) per month;

            o London Office: 1 Threadneedle Street, London EC2R8AW, England, (+44) 2077 110 5412; month-to-month arrangement requiring 60 days' notice; monthly rent: $1,304.17 (USD);

            o Northeast England Office: Royal Albert House, Sheet Street, Windsor Royal Berkshire, England, 0207 710 5412; month-to-month arrangement requiring 60 days' notice; monthly rent: $1,130.28
               (USD); and

Item 3      Legal Proceedings.

            We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4      Submission of Matters to a Vote of Securities Holders.

            None.

                                     PART II

Item 5      Market for Common Equity, Related Stockholder Matters.

Market Information.

            No Public Market. Though bid and ask quotations for our common stock are routinely reflected on the Unsolicited Pink Sheets market under the symbol "IPWG", there is no sanctioned public market for our common stock at this time. One securities broker-dealer, however, has submitted a Form 211 to the NASD'S OTC Compliance Unit in an effort to become a market maker in our common stock. This application is presently being reviewed by the OTC Compliance Unit. No assurance can be given that the filing will be approved by the

NASD. Whether or not approval is received to conduct a market for our common stock on the Pink Sheets market under the currently pending Form 211, we intend to assist one or more brokerage firms to make market in our common stock on the OTC BB if and when our Form 10-SB registration statement, as amended, clears comments by the SEC and/or our intended filing of a selling stockholder Form SB-2 registration statement with the SEC becomes effective.

                                            High Bid               Low Bid
                                            --------               -------
2004
  Quarter ended December 31, 2004             $0.65                 $0.06
2005
  Quarter ended March 31, 2005                 0.045                 0.045
  Quarter ended June 30, 2005                  0.40                  0.25
  Quarter ended September 30, 2005             0.72                  0.64
  Quarter ended December 31, 2005              1.86                  1.59
2006
  Quarter ended March 31, 2006                 1.18                  1.00

------------------------

Source: Interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

            As of March 22, 2006, there were 201 holders of record of the Company's Common Stock.

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

Outstanding Warrants and Options.

            As of March 31, 2006, there are outstanding warrants to purchase 7,413,000 shares of our common stock, and options to purchase 18,000,000 shares of our common stock.

Restricted Securities.

            As of March 22, 2006 there were 313,419,100 shares of common stock of the Company outstanding registered to 201 stockholders of record, of which 274,325,898 are carried as restricted securities. Of these, 55,357,091 shares are held by non-affiliates of the Company, and the balance of 218,968,807 are held by officers and directors ("affiliates") of the Company, including Peter Toscano who beneficially owns 102,454,830 shares and Jack Wagenti who beneficially owns 106,936,840 shares. Under SEC Rule 144 (17 C.F.R. ss. 230.144), stockholders whose restricted stock meet the Rule's one-year holding provisions, including persons who may be deemed affiliates of the Company, may resell restricted securities in broker's transactions or directly to market makers, provided the number of shares sold in any three-month period is not more than the greater of 1% of the total shares of common stock then outstanding. If the trading circumstances of our common stock changes, this quantity may change to a number of shares equal to the average weekly trading volume for the four calendar week period immediately prior to each such sale. The shares held by Messrs. Toscano and Wagenti have been held by their registered owners for more than one year and are therefore eligible to be sold in limited quantities under Rule 144. The remaining restricted common stock has or will become eligible for resale under Rule 144 as indicated by the last day of the following months.

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

            Application of the Penny Stock Rules. If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission has adopted Rule 15g-9, which defines a "penny stock," as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

            Recent Sales of Unregistered Securities. In fiscal 2004, Mr. Toscano received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005. The shares were valued at $0.0001 per share. In fiscal 2004, Mr. Toscano received 75,000,000 shares of common stock in exchange for his shares in

International Power, Inc. The shares were valued at $0.00001 per share. In fiscal 2004, Mr. Wagenti received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005. The shares were valued at $0.0001 per share. In fiscal 2004, Mr. Wagenti received 75,000,000 shares of common stock in 2004 in exchange for his shares in International Power, Inc. The shares were valued at $0.00001 per share. Mr. Toscano and Mr. Wagenti, on December 8, 2004, transferred approximately 26,997,040 shares of IPWG common stock to the remaining holders of International Power, Inc. Each of Mr. Toscano and Mr. Wagenti then contributed the shares of International Power, Inc. so obtained to IPWG for no consideration.

            Effective as of December 2, 2004, we acquired fifty per cent of Tratamientos Ambientales Tecate a Mexican Corporation in exchange for 3,400,000 shares of common stock (300,000 of which shares were issued for services). The core business of Tratamientos Ambientales Tecate (TAT) is procuring waste contracts to fuel waste energy projects in Mexico. The final stock to complete this transaction was issued on or about February 21, 2005.

            IPWG entered into the following private placements of its common stock in reliance on exemptions from registration provided by ss.4(2) of the Securities Act of 1933, as amended, including Rule 506 of Regulation D promulgated thereunder, for the purpose of raising operating capital:

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

            During 2005, 2,135,000 additional stock was issued upon the exercise of warrants described above for gross proceeds to us of $538,750 as follows:

                                            Exercise
              Date       Number of Shares     Price      Gross Proceeds
         -------------   ----------------   --------     --------------
         Nov. 01, 2005       200,000          $0.25        $50,000.00
         Nov. 18, 2005       375,000          $0.25        $93,750.00
         Nov. 25, 2005        10,000          $0.75         $7,500.00
         Dec. 12, 2005     1,550,000          $0.25       $387,500.00
                           ---------       --------       -----------

         Totals            2,135,000       $0.25234       $538,750.00
                           =========       ========       ===========

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

   Shares
 Underlying
   Option                                 Recipient
 ----------       ------------------------------------------------------------
  5,000,000       Howard Ash, an independent consultant who acts as our
                    representative in Europe and the Middle East
  2,000,000       Providence Financial Services, LLC, Consultant
  1,000,000       Mr. Peter Toscano, Director, President and Chief Executive
                    Officer
  1,000,000       Mr. Jack Wagenti, Director, Secretary and Chief Financial
                    Officer
  1,000,000       Mr. Jose Garcia, Director and Vice President
  1,000,000       Dr. Georgi Grechko, Director
  1,000,000       Mr. Salvatore J. Arnone, Director
  1,000,000       Robert Astone, Director
  1,000,000       John Malin, Director (Retired)
  1,000,000       Richard Paszyc, Director (Retired)
  1,000,000       Dr. Thomas Morrow, consultant
  1,000,000       Var Growth Corporation, consultant
 ----------
 17,000,000

            Also, during 2005, options to purchase 1,600,000 shares of commons stock were exercised representing a combination of those exercising for cash and those who were permitted to exercise for services rendered. The cash proceeds from the exercise of these options was $105,000.

                                             Exercise        Value
               Date       Number of Shares     Price        Realized
          ------------    ----------------   --------    --------------
          Sep. 1, 2005        425,000           $0.10      $42,500.00
          Oct. 12, 2005       800,000           $0.10      $80,000.00
          Oct. 18, 2005       275,000           $0.10      $27,500.00
          Dec. 16, 2005       100,000           $0.10      $10,000.00
                            ---------           -----     -----------

          Totals            1,600,000           $0.10     $160,000.00
                            =========           =====     ===========

            Between January 1, 2006 and April 13, 2006, we issued options to purchase 5,000,000 shares of common stock to the individuals listed below. Each option expires on June 14, 2010. The exercise price of these options is $0.83 per share purchased.

                         Recipient         Number of Shares
                  -----------------------  ----------------
                  Walter Salvadore            1,000,000
                  Thomas Mitchell             1,000,000
                  Sheik Hani A. Z. Yamani     1,000,000
                  Christopher A. Duncan       1,000,000
                  Gregory Callageri           1,000,000
                                              ---------

                  Total                       5,000,000
                                              =========

Item 6      Management's Discussion and Analysis or Plan of Operation.

Overview.

            We commenced our development stage in November 2004 upon our acquisition of International Power, Inc. We have not had any revenues and only losses since well before that time. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

Plan of Operation.

            Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low level radioactive waste as a result of our acquisition of Tera Mar Environmental Systems ("TMES") assets. We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

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

                                 PROJECTED DATE

                 Goal                                  Projected Date
----------------------------------------   -------------------------------------
1. Processing of site permits in              February through December, 2006
   Ensenada, and other municipalities
   in Mexico
2. Introduction of WTE technology in          February 7 through July 31, 2006
   Great Britain and beginning of WTE
   site location negotiations
3. Introduction of WTE technology in          February through March 31, 2006
   Louisiana and beginning of WTE site
   location negotiations
4. Negotiations for WTE sites in several             Foreseeable future
   foreign countries now identified.
   Form subsidiaries as may be required
   in other countries

Research and Development.

            We do not expect to establish a discrete program of research or development as part of our business plan. We expect to expend our research and development efforts towards "on the job" training. We intend to cooperate with our development partners to develop efficient WTE technology customized to each customer's needs. We intend to share the learning from each project and application to improve all areas of existing WTE technology from air scrubbing to waste disposal.

            Ability to Meet Cash Requirements. Our Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No. 7. To date, it has received no significant income from its business operations. As of December 31, 2005, we had an accumulated loss of $3,198,847 during the development stage. The expenses that produced this operating loss included stock based compensation expenses in the sum of $2,257,819 and other expenses, including cash expenses, of approximately $941,028. Notwithstanding this loss figure, the Company's cash position improved from $20,038 at December 31, 2004 to $955,621 at December 31, 2005 as the result of the receipt of $1,832,250 from the sale of securities.

           With our existing cash reserves, the sale of equity through the exercise of warrants that are presently outstanding, possible continued private placements and the possibility of conducting a public offering, and debt or equity financing, we believe we will be able to satisfy our cash requirements during the next twelve months, excluding construction of WTE facilities the financing of which is described in detail below under the heading. However, there can be no assurance that the Company will be able to raise the amounts of financing required to complete the next phases of our business plan as outlined above.

            Purchase of Plant and Equipment. Central to our business plan is the construction of a twelve module WTE plant in Ensenada, Mexico as discussed above. We also intend to negotiate for the purchase and construction of additional WTE plants and modules in several other countries, including Great Britain, where negotiations have already commenced. The development and construction of each proposed WTE facility will be dependent on: (i) locating appropriate land and obtaining permits for a WTE facility, (ii) obtaining financing (including related financial guaranty and risk insurance) for purchase of materials and equipment and construction of facilities and (iii) securing contracts for delivery of waste and sales of byproducts which will produce revenues sufficient to cover debt service and operation costs. In the event we are not able to finance one or more proposed WTE facilities, we would be forced to abandon any such projects.

            Changes in the Number of Employees. We expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments. We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Payments Due under Contractual Obligations

            We have future commitments at March 31, 2006 consisting of obligations as follows:

                       Year Ending      Florida Office Lease
                       December 31,         Obligations
                    ------------------  --------------------
                    2006                      80,477.52
                    2007                      80,477.52
                    2008                      80,477.52
                    2009                      80,477.52
                                             ----------

                    Total                    321,910.08
                                             ==========

Results of Operations

            Year Ended December 31, 2005 comparisons with Year Ended December 31, 2004 are as follows: we had an increase in net (cash and non-cash) losses from operations from $37,637 for the year ended December 31, 2004 to $3,161,210 for the year ended December 31, 2005, or a total increase in net losses of $3,123,573. The net non-cash losses increased from $8,891 for the year ended December 31, 2004 to $2,250,428 for the year ended December 31, 2005, or a total increase in net non-cash losses of $2,241,537. This increase in net non-cash losses is primarily attributable to the issuance of common stock and options for services, and the value of options ($2,140,000) granted to officers, directors and consultants and finders. The net cash losses increased from $28,746 for the year ended December 31, 2004 to $910,782 for the year ended December 31, 2005, or a total increase in net cash losses of $882,036. This increase in net cash losses is primarily attributable to fees paid to professionals and consultants.

Item 7      Financial Statements.

                         INTERNATIONAL POWER GROUP, LTD

                          (A Development Stage Company)

                          AUDITED FINANCIAL STATEMENTS

                 For the years ended December 31, 2005 and 2004

                                    CONTENTS

                                                                            PAGE

ACCOUNTANT'S AUDIT OPINION                                                   1A

BALANCE SHEET                                                                2A

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT          3A
STAGE

Statements of Changes in Stockholders' Equity                                4A

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

International Power Group, Ltd.

            I have audited the accompanying balance sheet of International Power Group, Ltd. (a development stage company) as of December 31, 2005, and the related statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004 and for the period April 15, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

            I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

Robert G. Jeffrey
Certified Public Accountant
March 30, 2006

                         INTERNATIONAL POWER GROUP, LTD
                         (A Development Stage Company)
                                 BALANCE SHEET

                                                            ASSETS
                                                        ---------------
Current Assets
  Cash                                                      $955,621
  Prepaid expense                                                  -
     Total current assets                                    955,621
                                                          ----------
Other Assets
  Deposit                                                      2,000
  Investment                                                   2,531
  Loans receivable                                            65,000
                                                          ----------
     Total other assets                                      $69,531
                                                          ----------
TOTAL ASSETS                                              $1,025,152
                                                          ==========

                                                        LIABILITIES AND
                                                         STOCKHOLDERS'
                                                            EQUITY
                                                        ---------------
Liabilities
  Accounts payable                                           $82,899
  Liability for unissued stock                                25,000
                                                          ----------
     Total current liabilities                               107,899
                                                          ----------
Stockholders' Equity
  Common stock - authorized, 750,000,000                       3,100
   shares of $.00001 par value; issued and
   outstanding, 309,932,100 shares
  Capital in excess of par value                           1,777,907
  Paid in capital - options                                2,108,000
  Paid in capital - warrants                                 227,093
  Deficit accumulated during development stage            (3,198,847)
     Total stockholders' equity                              917,253
                                                          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,025,152
                                                          ==========

                 See accompanying notes and accountant's report.

                                                                            (2A)

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
             STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING
                               DEVELOPMENT STAGE

                                                                  April 15, 200
                                                                    (Date of
                                                                  Inception of
                                                                   Development
                                                                    Stage) to
                                    Year 2005        Year 2004      December 31,
-----------------------            -----------      -----------   --------------
REVENUE                                     $-               $-              $-

OPERATING EXPENSES                   3,161,210           37,637       3,198,847

LOSS ACCUMULATED DURING            $(3,161,210)        $(37,637)    $(3,198,847)
  DEVELOPMENT STAGE                -----------      -----------     -----------

NET LOSS PER SHARE

Basic and diluted                        $(.01)              $-

WEIGHTED AVERAGE SHARES            297,302,546      247,182,404
  OUTSTANDING


                 See accompanying notes and accountant's report.

                                                                            (3A)

                         INTERNATIONAL POWER GROUP, LTD
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2005 and 2004

                             Common Stock                         Warrants                Options            Deficit
                         --------------------                -------------------   ----------------------  Accumulated
                                                Capital in                                                   During
                                                Excess of                                                  Development
                            Shares     Amount    Par Value     Number    Amount      Number      Amount        Stage        Total
                         -----------   ------   ----------   ---------  --------   ----------  ----------  -----------    ---------
Balance, December
  31, 2003                       500       $-           $           $-        $-           $-          $-           $-
Stock split -
  330,000 to 1           164,999,500
Shares cancelled        (132,000,000)
  Adjustment                       -      330        (330)                                                                        -
Shares issued for
  acquisition            150,000,000    1,500                                                                                 1,500
Shares issued for
  services               100,000,000    1,000       9,000                                                                    10,000
Sales of common
  stock                    1,980,000       20      49,480      990,000         -                                             49,500
Net loss for the
  year                                                                                                         (37,637)     (37,637)

                        ------------   ------   ---------    ---------   -------   ----------   ---------   ----------   ----------
Balance, December
  31, 2004               284,980,000    2,850      58,150      990,000         -                        -      (37,637)      23,363
Shares issued for
  cash                    17,765,000      178     933,090    8,882,500   247,732                                          1,181,000
Options granted                                                                    19,000,000   2,140,000                 2,140,000
Options exercised
  for services
  rendered                   675,000        7      67,493                            (675,000)                               67,500
Proceeds from
  option exercises           925,000        9      92,491                            (925,000)                               92,500
Transfer re.
  options exercised                -               32,000                                         (32,000)                        -
Shares for warrants
  exercised                2,135,000       21     538,729   (2,135,000)                                                     538,750
Transfer re.
  warrants exercised               -               20,639                (20,639)                                                 -
Shares for
  acquisition of equity
  interest                 3,100,000       31                                                                                    31
Shares issued for
  services                   352,100        4      35,315                                                                    35,319
Net loss                                                                                                    (3,161,210)  (3,161,210)
                        ------------   ------   ---------    ---------   -------   ----------   ---------   ----------   ----------
Balance, December
  31, 2005               309,932,100   $3,100   1,777,907    7,737,500   227,093   17,400,000   2,108,000   (3,198,847)    $917,253
                        ============   ======   =========    =========   =======   ==========   =========   ==========   ==========

                     See accompanying notes and accountant's report.

                                                                            (4A)

                         INTERNATIONAL POWER GROUP, LTD.
                          A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                April 15, 2002
                                                              (Date of Inception
                                                                of Development
                                                                     Stage)
                                                                to December 31,
                                      Year 2005    Year 2004         2005
                                     -----------  -----------  -----------------
Cash Flows From Operations:
Net loss from operations             $(3,161,210)  $(37,637)     $(3,198,847)
Adjustments to reconcile net loss
  to net cash consumed by
  operating  activities:
Charges not requiring cash outlay:
      Common stock issued for            37,928       7,391           45,319
      services
      Asset write-off                                 1,500            1,500
      Options exercised for services     72,500           -           72,500
      Value of options granted        2,140,000           -        2,140,000
Changes in assets and liabilities:
      Increase in accounts payable       79,115       3,784           82,899
                                      ---------    --------        ---------
   Net cash consumed by operating
      activities                       (831,667)    (24,962)        (856,629)
                                      ---------    --------        ---------
Cash Flows From Investing
  Activities:
   Acquisition of waste disposal              -      (2,000)          (2,000)
     permit
   Investment in Mexican company              -      (2,500)          (2,500)
   Investment in demand loans           (70,000)          -          (70,000)
   Loan repaid                            5,000           -            5,000
                                      ---------    --------        ---------
  Net cash consumed by investing
   activities                           (65,000)     (4,500)         (69,500)
                                      ---------    --------        ---------
Cash Flows From Financing
  Activities:
  Proceeds of sales of common stock   1,188,500      49,500        1,238,000
   and warrants
  Proceeds from exercise of options     105,000           -          105,000
  Proceed from exercise of warrants     538,750           -          538,750
                                      ---------    --------        ---------
  Net cash provided by financing
   activities                         1,832,250      49,500        1,881,750
Net increase in cash                    935,583      20,038          955,621

Cash balance, beginning of period        20,038           -                -

Cash balance, end of period           $ 955,621    $ 20,038        $ 955,621
                                      =========    ========        =========


                 See accompanying notes and accountant's report.

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

            The Company acquired 66% of the stock of International Power, Inc. (Power) in return for 150,000,000 shares of its common stock, which represented 82% of the number of shares of the Company outstanding after this transaction. Subsequently, Messrs. Toscano and Wagenti transferred a total of 26,997,040 shares of Company stock held by them to the remaining holders of Power stock. Each of Mr. Toscano and Mr. Wagenti contributed the stock of Power so acquired to the Company for no consideration. In two stages, therefore, the Company acquired 100% of the outstanding stock of Power for 150,000,000 shares of IPWG common stock. The acquisition has been accounted for as a reverse merger with the Company being treated as the acquired company and Power being treated as the acquirer. Historic financial and other information of Power will be presented in all public filings. Under the accounting for a reverse merger, the assets and liabilities of the Company were recorded on the books of the continuing company at their market values which approximate net realizable value and the stockholders equity accounts of Power were reorganized to reflect the shares issued in this transaction. The financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations. The statements of operations for the years ended December 31, 2005 and 2004 are based on the historical statements of income of the Company and Power for those periods and assume the acquisition took place on January 1, 2003.

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

Nature of Operations

            The business of the Company will be the coordination of construction and management of waste disposal plants. These plants will reduce solid waste to a fraction of its original mass, thus reducing landfill requirements; they will also treat the waste so that it can be used as construction material and for other uses. Burning of the waste will produce energy and, in some cases, drinking water. The Company is currently negotiating with strategic partners in Mexico and elsewhere for the construction of facilities for the treatment of waste material and the production of electricity and drinking water.

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

            b.    Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

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

                                                                            (8A)

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


            f.    Fair Value of Financial Instruments

            The carrying amounts of the Company's financial instruments, which include cash equivalents and accounts payable, approximate their value at December 31, 2005.

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

            i.    Warrants Outstanding

            Warrants to purchase capital stock of the Company are valued in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

            j.    Options Issued

            Options issued were valued in accordance with the provisions of SFAS #123, "Accounting for Stock Based Compensation". Certain options exercised for services were valued at their exercise price.

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


            These officers also received 150,000,000 shares of Company stock in exchange for their two thirds interest in the capital stock of Power. Subsequently, these officers acquired the remaining 1/3 of the capital stock of Power by transferring to the remaining stockholders of Power shares of the Company owned by them. The officers then contributed the shares of Power so acquired to the Company. Both the Company and Power had only nominal assets at the time of the acquisition, so these shares were assigned a nominal value.

            As more fully described in Note 7, concerning the Company Stock Option Plan, the Company awarded options to purchase 3,000,000 shares of common stock to officers during 2005.


                                                                           (10A)

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


Note 5.  INCOME TAXES

            The Company experienced losses during 2005 and 2004. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profit for a period of twenty years. At December 31, 2005, the Company had an NOL carry forward of $3,198,847 available for Federal taxes and state taxes. The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance. If not used, the carry forward will expire as follows:

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


            Balance December 31, 2004                 990,000

            Warrants granted during 2005            8,882,500
            Warrants exercised during 2005         (2,135,000)
                                                    ---------
            Balance December 31, 2005               7,737,500
                                                    =========
            These warrants are exercisable as
              follows:

            $.25                                    6,637,500
            $.75                                    1,100,000
                                                    ---------
                      Total exercisable             7,737,500
                                                    =========


                                                                           (11A)

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


Note 7.  STOCK OPTIONS

            During 2005, the Company adopted and the shareholders approved a stock option plan (the 2005 Stock Option Plan). The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company. The Plan has a term that runs through June 15, 2010. The exercise price shall not be less than the market value as determined at date of grant.

            The fair value of option grants are estimated using a Black-Sholes option pricing model. The following weighted assumptions were used for options granted during the year ended December 31, 2005: dividend yield 0.0%; expected stock volatility 156.24%; risk free rate of 3.75%; and expected option life of
0.75 years.

A summary of options outstanding as at December 31, 2005 and changes during the year are presented below:

                                                        Weighted Average
                                                   -------------------------
                                                                    Exercise
                                                      Shares          Price
                                                   ------------    ---------
Options outstanding at beginning of year                    --         $ --
Options granted during the year                     19,000,000          .13
Options exercised during the year                    1,600,000          .10
Options voided during the year                              --           --
Outstanding options at end of year                  17,400,000         $.14

The following table summarizes information about stock options outstanding at December 31, 2005.

                    Remaining       Weighted           Options Exercisable
    Options        Contractual       Average     -------------------------------
  Outstanding         Life       Exercise Price      Number      Weighted Price
---------------   -------------  --------------  -------------  ----------------
  17,400,000        4.15 yrs          $.14        17,400,000           $.14


                                                                           (12A)

                         INTERNATIONAL POWER GROUP, LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


Note 8.  OPERATING EXPENSES

Major categories of operating expenses are presented below.

                                                               April 15, 2002
                                                             (Date of Inception
                                                               of Development
                                                             Stage) to December
                                      2005         2004           31, 2005
-------------------------------  -------------  ----------   -------------------
Expense of options grants          $2,140,000                   $2,140,000
Consulting expense                    454,594                      454,594
Legal fees                            108,618                      108,618
Office expenses                        74,069    $11,403            85,472
Travel & Meals                        203,804      6,448           210,252
Public relations                       29,960                       29,960
Officers' payroll                      56,192                       56,192
Insurance                              13,478                       13,478
Automobile expenses                    17,595                       17,595
Web development expense                19,500                       19,500
Rent                                   10,547                       10,547
Other officer compensation              2,609      7,391            10,000
Other expenses                         30,244     12,395            42,639
                                 -----------------------------------------------
                                   $3,161,210    $37,637        $3,198,847
                                 ===============================================

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

            The following non-cash investing and financing activity took place during 2005:

            a. The Company issued 3,100,000 shares of its common stock for its equity interest in Tratamentios Ambientales Tecate (TAT).

            b. The Company issued options to purchase 19,000,000 shares of common stock under the 2005 Stock Option Plan.

            c. The Company issued 352,100 shares for services valued at $35,319. For additional services, it granted option holders the right to exercise without payment options to purchase 725,000 shares of common stock. The value of these additional rights was $72,500. At year end, 50,000 of these shares, valued at $5,000, which had been exercised.

Note 11. RECENT ACCOUNTING PRONOUNCEMENTS

            The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position, or cash flows.

                                                                           (14A)

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            No disclosure necessary.

Item 8A.    Controls and Procedures.

            The Company's Chief Executive Officer and Principal Financial Officer have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officers believe that the Company's disclosure, controls and procedures are effective in timely alerting them to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.    Other Information.

A.    Form 8-K Item 1.01 Disclosure (Entry Into Materially Definitive Agreement)

TAT Agreement

            IPWG had disclosed in its reports filed with the SEC that Tratamientos Ambientales Tecate (TAT) a Mexican corporation which is 50% owned by IPWG, has rights to collect solid waste from several municipalities in Mexico. The tipping fees from TAT's rights would have assisted IPWG to finance the waste-to-energy (WTE) facility that IPWG plans to construct in Ensenada, Mexico. IPWG has not been able to confirm TAT's rights to collect solid waste or the tipping fees that TAT would provide to assist IPWG in the construction of the Ensenada, Mexico WTE facility. IPWG acquired fifty per cent of TAT in December 2004.

            IPWG, through its subsidiary IPW Group de Mexico SA #1, has sought approvals from Mexican officials to secure land permits and trash collection rights in Mexico to continue the project. As reported in IPWG's recent press releases, negotiations with Mexican officials to advance the development of the Ensenada WTE facility have been favorable, however, no assurance can be given that the appropriate permits and contracts to finance the construction of the Ensenada WTE facility can be given. To date, IPWG has received favorable indications of interest from certain Mexican municipalities and business in the Ensenada Mexico area to provide waste (and tipping fees) in support of IPWG's proposed WTE facility. IPWG is negotiating with TAT and its principals the value of TAT's rights to collect waste.

Amendment to Disclosure of Joint Venture Agreement and Warrant Agreement with Naanovo International Free Zone, N.V., an Aruba corporation and Naanovo Energy USA, Inc. dated November 7, 2005 ("JV Agreement")

            IPWG reported in a Current Report on Form 8-K filed with the SEC on October 24, 2005 and November 7, 2005, that Naanovo International Free Zone, N.V. ("Naanovo Aruba") was to pay to a subsidiary of IPWG, IPW Group de Mexico SA #1 ("IPWG Mexico

#1"), $60 million to be used to commence construction of one WTE plant consisting of 12 WTE modules in Ensenada, Mexico under the Build, Operate and Transfer contract between Naanovo USA and IPWG dated May 18, 2005 (the "BOT Contract"). In exchange for the $60 million fee payment, IPWG was to grant to Naanovo Aruba a 20% interest in IPWG Mexico #1 and a one-year warrant to purchase up to 1.5 million shares of IPWG common stock at the exercise price of $2.00 per share. Naanovo Aruba was also to receive a 20% interest in a to be formed IPWG subsidiary which was to be used to hold IPWG's next 12 module WTE project in Mexico if such project occurred within three years of the effective date of the JV Agreement. IPWG's obligations to Naanovo Aruba were conditioned upon: (a) ratification of the above agreement by the boards IPWG and Naanovo Aruba within 10 business days, (b) payment of the $60,000,000 to Naanovo USA and
(iii) issuance of income protection insurance in favor of Naanovo USA.

            IPWG inadvertently reported in the Form 8-K that it was to receive the $60 million fee under the JV Agreement. However, the JV Agreement required Naanovo Aruba to pay the $60 million fee to Naanovo USA to commence construction of the BOT Facility. IPWG would receive benefit from the $60 million fee because its Mexican subsidiary would not be required to finance that portion of the construction until the facility was transferred. Moreover, the compensation set forth in the JV Agreement repeated, but was not in addition to, the similar compensation to be paid to Naanovo USA under the BOT Contract. IPWG's board ratified the JV Agreement, but, Naanovo Aruba did not fund the $60,000,000; therefore IPWG's obligation to Naanovo Aruba did not vest.

B.    Form 8-K Item 1.02 Disclosure (Termination of a Material Definitive
      Agreement)

License Agreement with Naanovo USA Energy Group, Inc.

            We have recently determined that Naanovo Energy USA, Inc. ("Naanovo USA") has repudiated the exclusive license ("License") that would have granted to our company rights to Naanovo USA's technologies. We have commenced negotiations with Naanovo to resolve their differences and to reinstate the License. Loss of this License may be detrimental to our business. IPWG had disclosed in its reports filed with the SEC and elsewhere that IPWG had entered into an exclusive license with Naanovo USA in October 2005.

            Furthermore, IPWG had contracted with Naanovo USA and certain of its affiliates for Naanovo USA to build, operate and transfer to IPWG, one 12 module WTE plant which, pursuant to the contract, was to be sold upon completion and commencement of operations to a subsidiary of IPWG (the "BOT Agreement"). The BOT Agreement expired by its terms without completion. A copy of the BOT Agreement was filed as Exhibit 10.1 to IPWG's Form 10-SB/A/4 filed with the SEC on February 23, 2006.

            We believe that we can find an adequate replacement of Naanovo USA's technologies and abilities. In this regard, we are in negotiations with other vendors with technologies similar to those offered by Naanovo USA and expect to finalize arrangements to meet IPWG's sales needs in the near future. However, no assurance can be given when or if such arrangements will be obtained, on terms acceptable to us, if at all.

Providence Financial Services, LLC

            On April 14, 2006, International Power Group, Ltd. ("IPWG") and Providence Financial Services, LLC ("Providence"), mutually agreed to terminate the Letter of Engagement between the two parties dated April 5, 2005 (the "Engagement"). Pursuant to the terms of the Engagement, Providence had agreed to introduce and/or supply, a lender and/or investor to loan and/or invest up to four hundred million ($400,000,000.00) dollars for the construction of up to 17 WTE modules to be constructed in Republic of Mexico and, if required, to aid IPWG to raise seed capital of up to five million dollars ($5,000,000.00) to be used for working capital and capital to commence construction of IPWG's planned Ensenada, Mexico WTE plant. For its services, Providence was to be paid $500,000 per WTE module financed and 10% of the amount of seed capital raised, plus reimbursement for pre-approved travel expenses.

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

C. Form 8-K Item 5.02 Disclosure (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers)

Mr. Louis D. Garcia, Vice President, Finance of IPWG

            Mr. Louis Garcia, age 55, IPWG's Vice President of Finance. Mr. Garcia is currently compensated on any hourly basis. From 1997 through March 2006, Mr. Garcia was the Managing Director of Providence Financial Services, LLC. Prior to Providence, Mr. Garcia was a Senior Managing Director with GCR Highland LLC and Senior Managing Director (Real Estate) with Jesup, Josenthal and Co., Inc. Mr. Garcia received a Bachelor of Science in Finance from Saint Johns University in New York. There are no family relationships between Mr. Garcia and any other officer or director of IPWG.

D.    Form 8-K Item 8.01 Disclosure (Other Events)

IPWG Press Releases.

            To remove any ambiguity, IPWG hereby restates the description of its business which is typically appended to the Company's press releases in the section headed "About International Power Group, Ltd".

            "International Power Group (IPWG) is a waste-to-energy company developing and marketing a technology to handle waste management in an environmentally friendly manner. IPWG's plans include construction and operation of waste-to-energy (WTE) incineration plants that burn refuse at high temperatures and produce as by-products (i) smoke-stack air cleaner than its intake, (ii) meaningful amounts of competitively priced electricity, (iii) substantial amounts of drinking water and (iv) ash, which can be sold as a construction material component.

            The Company intends to target construction of these plants--estimated at $250 million per 2,000 daily metric ton capacity--in areas that can most benefit from environmentally friendly waste disposal with the added benefit of electricity and drinking water by-products.

            The Company anticipates financing the construction and operation of the WTE plants by revenues from tipping fees, power purchase agreements and sales of drinking water and other by-products. The Company believes its WTE design is novel because of the wide assortment of solid, hazardous and low-level radioactive wastes the plants can be designed to handle and the flexibility to vary the out-put of electricity and drinking water, depending upon community needs."

                                    PART III

Item 9      Directors and Executive Officers of the Registrant; Compliance with
            Section 16(a) of the Exchange Act.

            The directors and executive officers of the Company, their ages, and the positions they hold are set forth below. The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified. All officers serve at the discretion of the Board of Directors.

            (A)   Directors and Executive Officers.

          Name              Age                       Title
----------------------    -------  ---------------------------------------------
Peter Toscano                57    Chairman of the Board, Chief Executive
                                     Officer and President
Jack Wagenti                 68    Vice President, Secretary, and Director
Jose Garcia                  50    Vice President, and Director
Louis D. Garcia              55    Vice President, Finance
Sheik Hani A. Z. Yamani      45    Director
Georgi Grechko               74    Director
Thomas J. Mitchell           63    Director
Salvatore Arnone             45    Director
Robert Astore                69    Director
Walter J. Salvadore          50    Director

            Mr. Peter Toscano. Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004. Mr. Toscano also is President, Chief Executive Officer and Director of U.S. Precious Metals, Inc., positions he has held since May 9, 2002. Mr. Toscano was an officer of Material Waste Recycling from February 2001 through May 9, 2002. Mr. Toscano over the past five years has been heavily involved in materials reprocessing, export, and importation in Mexico. In addition, Mr. Toscano has had extensive experience in the development of systems for the management of hazardous wastes in Russia and Central Asia. Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim. Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse Electric Company and Waste Management, Inc. Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russian and US corporations.

            Mr. Jack Wagenti. Mr. Wagenti has been Director, Secretary and Chief Financial Officer of International Power Group since October of 2004. Mr. Wagenti is also a Director and the Secretary and Chief Financial Officer of U.S. Precious Metals Inc., a company which is traded on the Over The Counter Bulletin Board. Mr. Wagenti has held positions with U.S. Precious Metals since May 2002. From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company which is traded on the Over the Counter Bulletin Board and Pink Sheets Market. Presently, Mr. Wagenti is a Director of American International Ventures, Inc.

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

            Sheik Hani A. Z. Yamani. Sheik Yamani has been a Director of International Power Group, Ltd. Since March 2006. He is also the Executive Chairman of Hazy Trading Establishment and its affiliated companies, an organization he founded in 1988. Hazy Trading Establishment has completed energy and development projects in Africa and Middle East valued at over 5 billion US. He has been an advisor to a number of multi-national companies including Asea Brown Boveri (ABB) (1991 to 1998), Astaldi spA. (1991 to 1998), Interbeton BV (1992 to 1999) and Avia Mineral (1994 to 1998). He has also been a member of World Travel & Tourism Council and the Young Presidents' Organization. He is a member of the Board and the Executive Committee of the International Islamic Relief Organization.

            Sheik Yamani attended Oxford University and the Wharton School of Business at the University of Pennsylvania and, from 1983 to 1984, trained at Citibank in New York City and Geneva, and at MKS Finance in Geneva, one of the world's leading integrated precious metals and foreign exchange trading houses. Sheik Yamani is also the author of "To Be a Saudi", a book that received positive reviews in the international media during the late 1990s. Sheik Yamani is often an editorial contributor in the Saudi Arabian media on economic, political and social issues.

            Dr. Georgi Grechko. Dr. Grechko has been a Director since October 2004. He brings extensive technical expertise in the field of applied sciences. He will also help foster the international cooperation that is required for International Power's operation. He qualifies as an independent director as defined under the Sarbanes Oxley Act of 2002. Dr. Grechko, a Russian cosmonaut, flew on three space flights and at one time held the space endurance record. He graduated from the Leningrad Institute of Mechanics with a doctorate in mathematics. He went on to work at Sergei Korolev's design bureau and from there was selected for cosmonaut training in the Soviet moon program. He went on to work on the Salyut space stations. After leaving the space program in 1992, Dr. Grechko became a lecturer in atmospheric physics at the Soviet Academy of Sciences. Dr. Grechko from November 1997 to September 2004 was the Chief Advisor to the Chairman of the Board of Investsberbank, Pokrovka Street 47A, Moscow, 105062, Russian Federation, from September 2004 to present he is a member of the Board of Directors of Investsberbank.

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

            Mr. Robert Astore. Mr. Astore has been a director of International Power Group, Ltd. since January 2005. He was President and owner of Bergen Film Laboratories, Inc., Lodi New Jersey from 1960 to 1981. From 1981 to 1990 Mr. Astore was a self employed builder. Mr. Astore from 1990 to present he has been employed as an independent consultant in seafood sales and brokerage. Mr. Astore received a Bachelor's Degree in Business Administration from the University of Miami.

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

            The officers of the Company are not full time employees and are involved in other business endeavors, the Company does not have a formal conflicts of interest policy governing its officers and directors. The Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company's business in a prudent and business-like manner. There are periods when the Company's business requires full time attention from Messrs. Toscano and/or Wagenti, particularly periods where travel is required. There are other periods when the time requirements are far less extensive. Do to the nature of our business, no more particularity can be provided at this time.

            The officers of IPWG may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company. However, each officer of IPWG has committed to giving priority to IPWG matters to the extent reasonably possible.

            Each director's term concludes at the Company's next annual meeting of stockholders or until his successor is elected and qualified. Each officer is elected to serve at the pleasure of the Board of Directors and until his successor has been elected and qualified.

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

            Dr. Tang earned his doctorate at Judge Business School, Cambridge University's business school and he is a member of the Board of Governors of Middlesex University, London. He is also a Chartered Financial Analyst (CFA).

            Gregory J. Callageri. In April 2006, the Company appointed Gregory
J. Callageri, 47, as Chairman of its newly formed Finance Advisory Committee. He is the first and, to date, the only member of this board. Mr. Callageri is the CEO of REGF, LLC, a private investment manager and consulting firm that he founded in April 2005. From 1999 to April

2005, Mr. Callageri owned and operated an asset management and consulting firm named MAP Fund LLC, which he had founded. Mr. Callageri sold MAP Fund LLC in April 2005.

            Mr. Callageri has over 23 years experience working with global banks, asset managers and hedge funds. Throughout his career, he has had prominent roles and high level responsibilities in international capital markets and has worked in the major financial centers. His experience in hedge funds and derivatives operations has given him a broad range of exposure and experience in dealing with international banking institutions. He has visited, analyzed and completed due diligence on over 200 hedge funds throughout his career. He received an MBA from Pace University in New York and lives in Chicago, Illinois.

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

            (D) Audit Committee Financial Expert. The Company does not have an audit committee or an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B. The Company is not required at this time to have an audit committee because it is not a "listed issuer" as described in Rule 10A-3(c)(2) promulgated under the Exchange Act. The Board is considering current and potential independent board members for post when the appropriate time arrives.

            (E) Compliance with Section 16(A) of the Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2005, the period covered by this Form 10K-SB, there were eight such individuals who were subject to the reporting requirements of the Exchange Act. To the best of the Company's knowledge, none of those directors, executive officers or 10% stockholders had complied with all Section 16(a) filing requirements applicable to them during the Company's fiscal year end December 31, 2005. However, such filings for seven of those individuals were completed subsequent thereto but prior to filing this Form 10-KSB. With regard to the other individual, Director Robert Astore, the Company understands that he intends to prepare such reports and intends to make all requisite Exchange Act filings as promptly as possible.

            (F) Code of Ethics. The Company's Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives. The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws. The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

Item 10     Executive Compensation.

            The following table sets forth certain information regarding the compensation of our Chief Executive Officer and our three Vice Presidents for the fiscal years ended December 31, 2004 and 2005. Except as set forth below, no other compensation was paid to these individuals during the years indicated.


                              SUMMARY COMPENSATION

                                                                    Compensation
                                                                       in the
Annual Compensation Name and                                          form of
Principal Position                   Year      Salary       Bonus      equity
----------------------------------   ----   ------------  ---------  ----------
Peter Toscano                        2004         $0           0      $5,000(1)
President, Chief Executive Officer   2005    $19,558.00(2)     0           0(3)
  and Director

Jack Wagenti                         2004         $0           0      $5,000(1)
Vice President and Director          2005    $17,058(2)        0           0(3)

Jose Garcia                          2004         $0           0           0
Vice President and Director          2005    $17,058          $0           0(3)

Louis D. Garcia                      2004         $0                       0
Vice President, Finance              2005   $122,353(4)       $0           0(4)

------------------------

(1) The $5,000 in compensation received by Messrs. Toscano and Wagenti in 2004 was paid in the form of 50,000,000 shares each which was valued as salary compensation at $0.0001 per share.

(2) The $19,558 and $17,058, respectively, received as salary compensation in fiscal 2005 was paid in cash.

(3) On June 15, 2005, all of the then directors, including these individuals, were each issued options to purchase 1,000,000 shares of our common stock at $.10 per share which price was above the trading price of our stock on the date of the grant (June 15, 2005). Accordingly, we deemed the options to have a value $.02 per share at that time.

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

            Directors' Compensation. Directors receive no monetary compensation for their service as directors. Directors are reimbursed for expenses incurred in connection with the Company's business.

            All Directors have been granted stock options for their board service. All such options were granted at or above fair market value determined on the date of grant. (See Part III, Item 12. "Certain Relationships and Related Transactions", below, and "Stock Incentive Plans", immediately below.

            Stock Incentive Plans. On September 13, 2005, our Board adopted the Company's 2005 Stock Option Plan, effective June 15, 2005, a copy of which is attached as Exhibit 4.1 to the Company's Form 10-QSB filed with the SEC on November 21, 2005. This plan authorizes the granting of options representing up to 30,000,000 shares of common stock to Officers, Directors, and consultants. As of December 31, 2005, options to purchase 19,000,000 shares of common stock had been granted pursuant to this plan to individuals at an exercise price of $0.10 per share. The options vested upon grant, including options to purchase 8,000,000 shares of common stock that were granted to eight directors (1,000,000 each). Options to purchase 2,000,000 shares that were granted to non directors have expired unexercised. The options issued pursuant to this plan have been deemed by the Company to have a value of $.12 per share. See Part III, Item 12, "Certain Relationships and Related Transactions", below.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth, as of the date of this registration statement, the number of shares of Common Stock owned of record and beneficially by our current Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of IPWG based upon the 313,419,100 shares of our common stock that were issued and outstanding on March 22, 2006. Also included are the shares held by all Directors and Officers as a group. The address for each officer and director is that of the Company. The securities listed below as being beneficially owned by the security holder also include securities owned by his spouse or minor children, or securities held jointly, if any.

                                                 Shares
                                               Underlying
                                               Options or
                                   Shares       Warrants    Class of
                                Beneficially  Beneficially    Shares  Percentage
       Name and Address             Owned        Owned        Owned   of Class*
-----------------------------  -------------  ------------  --------  ----------
Peter Toscano(a)(1)..........   100,954,830   1,000,000      Common      32.43%
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Jack Wagenti(a)(1)...........   106,936,480   1,000,000      Common      34.33%
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Jose Garcia(a)(1)............     1,650,000   1,000,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Louis D. Garcia..............       150,000   1,850,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Salvatore  Arnone(b)(1)(3)(4)     1,000,000   1,300,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Dr. Georgi Grechko(b)(1).....        80,000   1,000,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Robert Astore(b)(1)..........     2,700,000   1,000,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Thomas Mitchell(b)(2)........             0   1,000,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Walter Salvadore(b)(2)(5)....       175,000   1,080,000      Common      **
  950 Celebration Blvd.,
  Suite A,
  Celebration, FL 34747

Sheik Hani A. Z. Yamani(b)(2)             0   1,000,000      Common
  950 Celebration Blvd.,        -----------   ---------      ------      -----
  Suite A,
  Celebration, FL 34747


All 9 Directors and Officers
  as a group.................   213,496,310   9,380,000      Common      69.04%
                                ===========   =========      ======      =====

------------------------
* The percentages listed for each shareholder assume the exercise by that shareholder only, of his options or warrants and thus include the shares underlying said option and/or warrant. However, the percentages do not assume the exercise of all options and/or warrants by all the shareholders holding options and/or warrants except for the total percentage for all 9 Directors as a group.

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

            "Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table provides information as of December 31, 2005, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

                                                                    Number of
                                                                   securities
                                                                    remaining
                                                                  available for
                                                                 future issuance
                                                                   under equity
                              Number of                            compensation
                           securities to be                          plans
                             issued upon      Weighted average     (excluding
                             exercise of     exercise price of      securities
                             outstanding         outstanding      reflected in
   Plan category (in           options            options           column(a))
       thousands)                (a)                (b)                (c)
-----------------------   -----------------  -----------------   ---------------
Equity compensation
  plans approved by
  security holders           17,400,000          $  0.10            11,000,000
Equity compensation
  plans not approved by
  security holders               n/a                n/a               n/a
                          -----------------  -----------------   ---------------
Total                        17,400,000          $  0.10            11,000,000


Item 12     Certain Relationships and Related Transactions.

            The only transactions in which any director or executive officer or any holder of more than 5% of the outstanding common shares of the Company or any member of his or her family, or any nominee for a position as an officer or director of the Company has been, or is expected to be a party, are the following:

            1. The Company acquired International Power, Inc. ("Power") on October 5, 2004 in exchange for 75,000,000 common shares issued to Peter Toscano and 75,000,000 common shares issued to Jack Wagenti who were the owners of most of the outstanding shares of International Power, Inc. The transaction was completed when Toscano and Wagenti each caused approximately 27,600,000 common shares previously registered to them to be transferred to other persons who had previously held shares in International Power, Inc. and contributed to the Company for no compensation the shares of Power they received in the exchanges. When all the transactions had been completed, IPWG acquired 100% of the issued and outstanding shares of Power, Inc. in exchange for a total of 150,000,000 common shares of International Power Group, Ltd. and Power was dissolved.

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

            3. The following officers and directors were part of a group of shareholders of Power, who exchanged their shares of Power for shares of the Company which were formerly owned by Messrs. Toscano and Wagenti. The number of Company shares received by each in that transaction is presented below. Certain of the directors own additional shares which are reported in paragraph 2, immediately above, and Item 11 of Part III, above.

                                                Number of
                     Name                         Shares         Date Issued
----------------------------------------------  ----------   -------------------
Jose Garcia                                     1,500,000      December 8, 2004
Richard C. Paszyc (retired)                     7,320,000      December 8, 2004
Georgi Grechko                                     40,000      December 8, 2004
Robert Astore                                   1,000,000      December 8, 2004
John Malin (retired)                              250,000      December 8, 2004

            4. Options expiring on June 14, 2010 to purchase an equal number of common shares at $.10 per share have been granted to directors and officers of the corporation in the following numbers on the dates indicated, except that the options issued to directors Mitchell, Salvadore and Yamani have an exercise price of $.83 per share.

                                                Number of
                     Name                        Options         Date Issued
----------------------------------------------  ----------   -------------------
Peter Toscano                                   1,000,000       June 15, 2005
Jack Wagenti                                    1,000,000       June 15, 2005
Richard C. Paszyc (now resigned)                1,000,000       June 15, 2005
Georgi Grechko                                  1,000,000       June 15, 2005
Salvatore Arnone                                1,000,000       June 15, 2005
Jose Garcia                                     1,000,000       June 15, 2005
Robert Astore                                   1,000,000       June 15, 2005
John Malin (now resigned)*                      1,000,000       June 15, 2005
Thomas Mitchell                                 1,000,000      March 14, 2006
Walter Salvadore**                              1,000,000      March 14, 2006
Sheik Hani A. Z. Yamani                         1,000,000      March 14, 2006


------------------------

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

Item 13     Exhibits

 Exhibit No.                      Description of Document
------------  ------------------------------------------------------------------
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

------------------------

(1) Incorporated by reference to the Company's Form 10-SB as filed with the Securities Exchange Commission on July 19, 2005.

(2) Incorporated by reference to the Company's Form 10-QSB as filed with the Securities Exchange Commission on November 21, 2005.

(3) Incorporated by reference to the Company's Form 10-SB/A as filed with the Securities Exchange Commission on August 24, 2005.

(4) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Securities Exchange Commission on October 27, 2005.

(5) Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed with the Securities Exchange Commission on November 7, 2005.

(6)   Filed herewith.

Item 14     Principal Accountant Fees and Services.

            The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2005 and 2004:

            Fee Category           Fiscal 2005 Fees      Fiscal 2004 Fees
      ------------------------   --------------------   ------------------
      Audit Fees                      $5,850                    $0
      Audit Related Fees                  $0                    $0
      Tax Fees                            $0                    $0
      All Other Fees                      $0                    $0
                                 --------------------   ------------------
      Total Fees                      $5,850                    $0

            Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

            Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

            Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

            All Other Fees. Consists of fees for product and services other than the services reported above.

            Pre-Approval Policies and Procedures. Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      International Power Group, Ltd.


                                                   /s/ Peter Toscano
                                      ------------------------------------------
                                                     Peter Toscano

                                          (Chief Executive Officer, Principal
                                         Operating Officer and Chairman of the
                                                  Board of Directors)

Date: May 31, 2006