Form 10QSB
period 2006-06-30
International Power Group, Ltd.
filed 2006-08-18
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

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

(407) 566-0318

(Issuer’s telephone number, including area code)

6 Glory Lane, Sussex, NJ - 07461
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the  Exchange  during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2006: 315,334,096 shares of Common Stock, $.00001 par value.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-QSB

PERIOD ENDED June 30, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

BALANCE SHEET

4

STATEMENTS OF OPERATIONS AND DEFICIT

5

STATEMENTS OF CASH FLOWS

7

NOTES TO FINANCIAL STATEMENTS

8

NOTES TO FINANCIAL STATEMENTS

9

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3.

CONTROLS AND PROCEDURES.

13

PART II – OTHER INFORMATION

13

ITEM 1.

LEGAL PROCEEDINGS.

13

ITEM 2.

UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

13

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

13

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

13

ITEM 5.

EXHIBITS AND REPORTS ON FORM 8-K.

14

SIGNATURES

15

INDEX TO ATTACHED EXHIBITS

16

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTENTS

PAGE
Balance Sheets	1
Statements of Operations and Deficit Accumulated During Development Stage – Six Months	2

Statements of Operations and Deficit Accumulated During Development Stage – Three Months	3

Statements of Cash Flows	4

Notes to Financial Statements	5-8

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

BALANCE SHEET

June 30, 2006

ASSETS
	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Current Assets:
Cash	$ 610,010	955,621
Accrued interest receivable	2,441	-
Vendor advance	4,750
Note receivable	-	65,000

Total current assets	617,201	1,020,621

Other Assets:
Deposit	2,000	2,000
Total other assets	2,000	2,000

TOTAL ASSETS	$ 619,201	$1,022,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	30,444	82,899
Total current liabilities	30,444	82,899

Stockholders’ Equity:
Common stock: authorized 750,000,000
shares of $.00001 par value; issued and outstanding, 316,112,431 shares and 310,407,100 shares, respectively	3,161	3,104
Capital in excess of par value	5,444,755	1,906,202
Paid in capital - options	1,306,500	2,104,500
Paid in capital - warrants	399,903	231,263
Deficit accumulated during development stage	(6,565,562)	(3,305,347)

Total Stockholders’ Equity	588,757	939,722

TOTAL LIABILITIES AND
STOCKHOLDER’S EQUITY	$ 619,201	$1,022,621

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

			April 15, 2002
	Six months Ended June 30,		(Date of Inception of Development Stage)
	2006	2005	To June 30, 2006

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES (A)	3,262,656	545,535	6,568,003

LOSS FROM OPERATIONS	(3,262,656)	(545,535)	(6,568,003)

OTHER INCOME
Interest Income	2,441	-	2,441

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$(3,260,215)	$(545,535)	$(6,565,562)

NET LOSS PER SHARE
Basic and diluted	$ -	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	313,392,731	290,810,387

(A) Operating expenses included
the following:
Options Expense	$1,050,000	$340,000	$3,190,000
Consulting Expenses	779,434	74,020	1,219,028
Legal Fees	493,728	42,333	602,346
Impairment	-	-	123,000
Office Expenses	108,636	9,845	173,334
Travel and Meals	449,427	24,057	659,679
Rent	36,609	-	47,156
Licenses and Permits	1,255	500	9,922
Officers Compensation	-	2,609	10,000
Payroll and Payroll Taxes	237,387	-	293,579
Public Relations	25,148	-	55,108
Automobile Expenses	17,982	-	35,577
Web Development	-	-	19,500
Internet Expense	2,478	-	14,585
Insurance	17,003	-	30,481
Other Expenses	43,569	52,271	84,708
	3,262,656	545,535	6,568,003

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

			April 15, 2002
	Three Months Ended June 30,		(Date of Inception of Development Stage)
	2006	2005	To June 30, 2006

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES (A)	$1,908,316	486,467	6,568,003

OPERATION LOSS	(1,908,316)	(486,467)	(6,568,003)

OTHER INCOME
Interest Income	2,441	-	2,441

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$(1,095,875)	$(486,467)	$(6,565,562)

NET LOSS PER SHARE
Basic and diluted	$ -	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	314,422,122	291,433,846

(A) Operating expenses included
the following:
Options Expense	$ -	$340,000	$3,190,000
Consulting Expenses	428,760	59,020	1,219,028
Legal Fees	205,965	24,583	602,346
Impairment			123,000
Office Expenses	(29,950)	6,671	173,334
Travel and Meals	233,704	17,609	659,679
Rent	20,337		47,156
Web Development			55,108
Public Relations	16,143		19,500
Automobile Expenses	10,564		35,577
Payroll and Payroll Taxes	184,887		293,579
Insurance	11,142		30,481
Internet			14,585
Licenses and Permits			9,922
Officers Compensation		1,305	10,000
Other Expenses	16,764	37,279	84,708
	1,098,316	486,467	6,568,003

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Month		April 15, 2002
	Ended June 30,		(Date of Inception)
	2006	2005	Development Stage to June 30, 2006

Cash Flows From Operations:
Net loss	$(3,260,215)	$(545,535)	$(6,565,562)
Adjustments to reconcile net loss to
net cash consumed by operating activities:
Changes not requiring cash outlay:
Common stock issued for services	376,250	2,609	406,569
Asset write-off	-	-	123,000
Options exercised for services	70,000	-	142,500
Value of options granted	1,050,000	340,000	3,190,000
Changes in assets and liabilities
Increase in accounts payable	(52,455)	37,373	30,444
Increase in vendor advances	(4,750)	-	(4,750)
Increase in interest receivable	(2,441)		(2,441)
Net cash consumed by operating
activities	(1,823,611)	(165,553)	(2,680,240)

Cash Flows From Investing Activities:
Acquisition of waste disposal permit	-	-	(2,000)
Investment in Mexican Company	-	-	(2,500)
Notes receivable	-	-	(70,000)
Proceeds of Notes Receivable	70,000	-	70,000
Demand loan proceeds	-	5,000	5,000
Repayment of loan	(5,000)	-	(5,000)
Net cash consumed by investing	65,000	5,000	(4,500)
activities

Cash Flows From Financing Activities:
Proceeds of sales of common stock	905,000	253,500	2,143,000
Proceeds of option exercises	170,000	-	275,000
Proceeds from exercise of warrants	338,000	-	876,750
Net cash provided by financing
activities	1,413,000	253,500	3,294,750

Net (decrease) increase in cash	(345,611)	92,947	610,010
Cash balance, beginning of period	955,621	20,038	-
Cash balance, end of period	$610,010	$112,985	$610,010

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of International Power Group, Ltd. as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and June 30, 2005 have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

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

The following non-cash investing activity took place during the periods presented:

The Company issued 3,400,000 shares as part of its investment in Tratamientos Ambientales de Tecate, S.A. de C. V. (TAT), a Mexican corporation.  On May 23, the principal of TAT returned to IPWG 1,200,000 of the 3,400,000 shares paid as part of IPWG’s investment in TAT, and agreed to cancel an additional 900,000 of the 3,400,000 shares.

A total of 375,000 shares were issued for services during the six month period ended June 30, 2006.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

3. COMMON STOCK

The Company issued stock in private placements during the six month periods ended June 30,  2006 and 2005. A total of 1,579,333 shares of common stock was sold during the six month period 2006 ended June 30, 2006, whereas 8,920,000 shares were sold during the six month period ended June 30, 2005 .  These sales resulted in net proceeds of $905,000 and $253,500, respectively.

During the aforementioned 6 month periods, the shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one-half share of stock.  For the first six months of 2006, warrants to purchase 789,167 shares of common stock were issued, exercisable at $1.00 per share for eighteen months.  For the first six months of 2005, warrants to purchase 4,460,000 shares of common stock were issued, exercisable through December 31, 2006 at $.25 per share.  The warrant activity during the two six month periods is summarized below:

	2006	2005
Balance beginning of period	7,887,500	990,000
Warrants issued	789,167	4,460,000
Warrants exercised	1,352,000	-

Balance end of period	7,324,667	5,450,000

These are exercisable as follows:

	5,435,500 @ $.25	5,450,000@$.25
	1,100,000 @ $.75
	789,167 @ $1.00
	7,324,667	5,450,000

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

The following recaps the activity in common stock for the six month period ended June 30, 2006.

	SHARES	AMOUNT

Balance 12/31/05	310,407,100	$1,909,306
Shares issued for services	375,000	376,250
Shares issued for warrants exercised	1,352,000	338,000
Transfer re: expired options	-	1,800,000
Shares issued for options exercised		170,000
Cash	1,700,000	170,000
Services	700,000	70,000
Shares issued for cash, net of portion
allocated to warrants	1,578,331	701,208
Transfer value re: option exercised		48,000
Transfer value re: warrants exercised		35,152

Balance 6/30/06	316,112,431	$5,447,916

4.  SUBSEQUENT EVENT

On June 2, 2006, the Company entered into an agreement to purchase for U.S. $2 million, 100% of three Swedish entities named Anovo AB, Angelholm; AddPower AB, Angelholm; and SUPE Ltd.  Those entities hold patents and other intellectural property that the Company believes will be beneficial to its business of developing waste-to-energy facilities and other alternative energy businesses including solar, industrial waste heat recapture and biomass conversion.  The Company and the sellers expect to finalize the transaction after a due diligence period.  The purchase price is expected to be paid in installments, U.S.$300,000 at closing and six equal payments of $283,333.33, each at two month intervals beginning sixty (60) days after closing.  A final closing date has not  yet been established.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

We commenced our development stage on April 15, 2002.  We acquired International Power, Inc. (“Power”) on September 24, 2004.  We have  had no revenues and only losses since  that date.

Plan of Operation:

Prior to the adoption of our present business plan, we investigated  engaging in the business of disposal of low level radioactive waste as a result of Power’s August 2004 acquisition of Terra Mar Environmental Systems (“TMES”) assets.  We determined not to pursue that business because of the time and expense required for compliance with government regulation.  Our operating plan for the next 12 months and thereafter has four components: (1) initiate sales and licensing of Add-Power units upon completion of acquisition, as previously noted; (2) to commence construction of a waste-to-energy (“WTE”) disposal facilities in both Saudi Arabia and Mexico, with anticipated commercial operations in approximately the third quarter of 2008, at which time we expect revenues from operations to commence, (3) to complete negotiations to commence WTE projects in various states in the US, Italy, Great Britain and certain Asian countries, and, (4) to initiate negotiations to introduce our services and WTE technology to potential customers, including governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to their communities .  In furtherance of this plan , we have the following goals which we have recently updated:

PROJECTED DATE

Goal	Projected Date
▪ Processing of site permits in Ensenada, and other municipalities in Mexico	December 2006
▪ Processing of site permits in at least two locations in Saudi Arabia	By December 2006
▪ Completion of AddPower & Anovo asset purchase, and initiate sales and licensing efforts	By December 2006
▪ Introduction of WTE technology in various European countries (Great Britain, Italy and others) and beginning of WTE site location negotiations	Foreseeable Future
▪ Introduction of WTE technology in various US states and beginning of WTE site location negotiations	Foreseeable future

On June 2, 2006, we entered into an agreement to purchase for U.S.$2 million, 100% of three Swedish entities named Anovo AB, Angelholm; AddPower AB, Angelholm; and SUPE Ltd.  Those entities, which are controlled by Mr. Lennart Strand, hold patents and other intellectual property that the Company believes will be beneficial to its business of developing waste-to-energy facilities and other alternative energy businesses including solar, industrial waste heat recapture and biomass conversion.  IPWG and the sellers expect to finalize the terms of the purchase and sale, including whether the transaction will be structured as a stock or asset purchase, after a due diligence period.  The purchase price is expected to be paid in installments, U.S.$300,000 at closing and six equal payments of $283,333.33, each at two month intervals beginning sixty (60) days after closing.  Closing of the purchase and sale is planned to take place after sufficient funds have been raised and subject to satisfactory completion of due diligence.

Ability to Meet Cash Requirements:

Our Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have not received any significant income from business operations.  As of June 30, 2006, we had an accumulated loss of $6,568,003 during the development stage.  The expenses that produced this operating loss included stock - based (non-cash) compensation expenses in the sum of $4,739,069 and other expenses of $1,848,934.  Notwithstanding these losses, the Company’s cash position improved from $20,038 at December 31, 2004 to $955,621 at December 31, 2005 as the result of the receipt of $1,832,250 from the sale of stock and the exercise of options and warrants.  The Company’s cash position improved from $434,608 as of March 31, 2006 to $610,010 as of June 30, 2006, reflecting an additional $1,035,000 from sale of securities, exercise of options and exercise of warrants largely offset by quarterly cash expenses of $862,066.

We believe we will require additional funds to continue our operations over the next 12 months.  We plan to supplement our cash reserves through one or more of the following: (i) the sale of equity through the exercise of outstanding and to be issued options and warrants, (ii) private placements of our equity or debt securities or (iii) public offering of our debt or equity securities.  There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all, to finance our operations as outlined above.  In the event we are not able to raise sufficient financing on terms acceptable to us, we may be force to curtail our operations or close.

We do not intend to finance our planned WTE facilities through the sale of our equity securities.  We expect to finance the construction and commencement of operations of each WTE project by borrowing against predicted revenues from tipping fees, and sales of byproducts.  We plan to enter into long-term contracts for the disposal of waste and sales of electricity and drinking water which can be used as security for loans with which the proposed facilities can be constructed.  We expect plan through this method that each WTE facility will be fiscally independent.  We expect that each WTE facility will be held by a to-be-formed subsidiary in which we may have partners who provide input into the operation of the plant.  Those partners may provide, among other things, technical resources, delivery of waste or purchase of byproducts.

Research and Development:

As part of our business plan, we do not expect to establish a discrete research or development program.  We expect to expend our research and development efforts towards “on the job” training, meaning that each WTE facility, when built, will serve as a laboratory to fine-tune our WTE process – to minimize waste output, improve smoke stack air quality, maximize production of profitable by-products and to customize the output of beneficial by-products to suit community needs. We intend to cooperate with our development partners to develop efficient WTE technology customized to each customer’s needs. We intend, subject to intellectual property and confidentiality constraints,  to share the learning from each project and application to improve all areas of existing WTE technology, including air scrubbing and  waste disposal at our proposed facilities.

Purchase of Plant and Equipment:

Central to our business plan is the construction of  WTE plants in Ensenada, Mexico and in Saudi Arabia as discussed above. We also intend to negotiate for the purchase and construction of additional WTE plants in several other countries, including Great Britain, where negotiations have already commenced.

We intend to purchase from commercial sources all of the equipment and materials to construct our planned WTE facilities. We have sourced for each component at least two manufacturers. We do not believe that we will encounter difficulties in obtaining from commercial sources the equipment and materials required to construct our planned WTE facilities. However, no assurance can be given at this time that such equipment and materials will be available when needed or at prices that we have budgeted or can afford.

Change in the Number of Employees:

We expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments. We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements.

Off-Balance Sheet Arrangements: Since inception (April 15, 2002) through June 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

ITEM 3.

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

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness. There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None

ITEM 2.

UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2006, the Company sold 26.66  units consisting of common stock and warrants to 10 accredited investors at $ 30,000.00 per unit resulting in gross proceeds of $800,000 to the Company .  Each unit consisted of 50,000 shares of our common stock and a warrant to purchase 25,000 shares of common stock.  The warrants expire 18 months from the date of issuance and are exercisable at $ 1.00 per share.  In addition, during this quarter, we issued  540,000 shares to four accredited investors who exercised  warrants for gross proceeds to us of $235,000. Finally, during this quarter, we issued 225,000 shares of common stock to two accredited investors for services rendered.

The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act"), including Rule 506 of Regulation D promulgated under the Act. Furthermore, each recipient who purchased their securities was an "accredited investor" as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

EXHIBITS AND REPORTS ON FORM 8-K.

See Exhibit Index following the signature page to this Quarterly Report on Form 10-QSB

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 18, 2006

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