Form 10KSB/A
period 2005-12-31
International Power Group, Ltd.
filed 2006-09-15
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C.  20549

FORM 10-KSB/A/3

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

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  Yes [   ]    No [ X]

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $100,687,790 as of September 5, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 315,374,096 shares of common stock as at September 5, 2006.

Transitional Small Business Disclosure Format (Check One).  Yes [    ]     No [ X ]

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

EXPLANATORY NOTE

This Form 10-KSB/A Amendment 3 amends the Company’s Form 10 KSB/A Amendment 2, filed with the United States Securities and Exchange Commission filed on May 31, 2006.

Page i

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

TABLE OF CONTENTS

Page

PART I

3

Item 1

Description of Business.

3

Item 2

Description of Property.

23

Item 3

Legal Proceedings.

23

Item 4

Submission of Matters to a Vote of Securities Holders.

23

PART II

24

Item 5

Market for Common Equity, Related Stockholder Matters.

24

Item 6

Management’s Discussion and Analysis or Plan of Operation.

28

Item 7

Financial Statements.

32

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  51

PART III

52

Item 9

Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.  52

Item 10

Executive Compensation.

57

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  58

Item 12

Certain Relationships and Related Transactions.

61

Item 13

Exhibits

63

Item 14

Principal Accountant Fees and Services.

64

Page ii

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

PART I

Item 1

Description of Business.

Business Development.

International Power Group, Ltd. (“IPWG” or the “Company”) was incorporated in the State of Delaware on November 30, 1998 as Ednet, Inc. (“Ednet”), whose business plan was to develop, manufacture, market and distribute educational tools aimed at helping new Internet users gain the knowledge necessary to harness the resources of the Internet.  From its date of incorporation until October 5, 2004 (the effective date of the closing of the stock purchase agreement among Ednet, International Power, Inc. (“Power”), Peter Toscano and Jack Wagenti), Ednet’s business activities were to develop and launch an educational program for Internet users of all ages. Ednet changed its name to International Power Group, Ltd. on September 23, 2004.

Power was incorporated in the State of Delaware on April 15, 2002.  Power had as its primary assets, the assets of Terra Mar Environmental Systems Incorporated (“TMES”) which Power acquired on August 20, 2004, prior to Ednet’s acquisition of a majority of the issued and outstanding shares of Power.  On October 5, 2004, Ednet completed the acquisition of Messers. Toscano’s and Wagenti’s shares of Power pursuant to which the prior stockholders of Ednet received 33,000,000 shares of IPWG common stock.  At the time of the acquisition, each of Messers. Toscano and Wagenti owned 6,000,000 shares of Power common stock.

TMES, a closely-held venture capital company, was formed in 1994 by Mr. Toscano to develop and implement strategic systems for the environmentally safe management and long term disposal of radiological waste.  TMES attempted to coordinate an international consortium of companies and organizations with the requisite managerial and technical expertise to identify sites, select technology, establish legal and regulatory structures, and engineer and construct low level radiological waste treatment and disposal facilities, and manage such facilities over the long-term.  TMES was acquired by Power on August 20, 2004.  After IPWG’s acquisition of Power, IPWG determined not to pursue the legacy TMES business because IPWG determined that the time and expense of compliance with government regulation in the radiological waste field out weighed the profit potential for the endeavour.

On February 21, 2005, IPWG acquired fifty per cent of Tratamientos Ambientales Tecate, a Mexican corporation (TAT).  IPWG has one wholly owned subsidiary, located in Mexico and called IPW Group De Mexico SA #1, which was formed on July 1st, 2005.  IPWG is in the business of marketing, and plans to construct and operate, waste-to-energy disposal facilities and is not a “blank check company” as such term is defined in Rule 419 of the Securities Act of 1933, as amended (the “Securities Act”).

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

Principal products and services.  IPWG, on its own and through collaboration with strategic partners and others, is marketing and plans to build and operate waste-to-energy facilities to process solid and hazardous wastes by incineration.  The incinerator will produce marketable electricity, drinking water and a component in construction materials including cement and road beds.

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

Mexico - IPW Group De Mexico SA #1.  We plan to construct WTE facilities in Mexico through our subsidiary IPW Group De Mexico SA #1.  We expect that facility will have twelve solid waste modules which are each capable of combusting one hundred eighty (180) tons of solid and hazardous waste per day or 2,160 tons daily for 12 module plant, 788,400 tons annually.  The incinerators will be designed to reducing the aggregate waste to less than 10% of its original volume and 20% of its original weight.  We expect that each module will generate, assuming full utilization, six (6) megawatts of electricity per hour and 240,000 gallons of distilled water per day.

IPW Group De Mexico SA #1 has applied to the Municipality of Chilpancingo, Mexico (Ensenada region) for licenses and permits to construct a WTE facility.  It has also commenced negotiations with (i) producers of waste in the Ensenada region for tipping fees and (ii) purchasers of electricity and drinking water for sales of its electric and water by-products.  Officials from the Municipality of Chilpancingo authorized the University of Ensenada and the University of Baja California to conduct studies of IPWG’s proposed technologies.  The Universities’ studies were favorably completed in June 2006.

Mexico - Tratamientos Ambientales Tecate (TAT).  Effective as of February 21, 2005, IPWG acquired fifty per cent of Tratamientos Ambientales Tecate, a Mexican Corporation in exchange for 3,400,000 shares of common stock.  The core business of Tratamientos Ambientales Tecate (TAT) is procuring waste contracts to fuel waste-to-energy projects in Mexico.

The material terms of IPWG’s acquisition of TAT were as follows:  on November 11, 2004, IPWG’s Board of Directors authorized the acquisition of a 50% interest in Tratamientos Ambientales Tecate, a Mexican corporation (TAT).  On December 2, 2004, IPWG agreed to the issuance to the stockholders of TAT shares of IPWG stock in exchange for a 50% interest in TAT.  On February 21, 2005, the transaction closed and on February 23, 2005, the Company issued an aggregate of 3,100,000 shares of IPWG common stock to the eleven original stockholders of TAT.  The shares were restricted and had a fair market value of $0.04 per share.   The Company issued an additional 300,000 shares in lieu of payment for rental automobile charges which had accrued to officers of TAT.  The automobile rental charges were approximately $17,500.00. Those shares had a fair market value of $0.06

TAT had prior to IPWG’s investment (i) applied for certain contracts and licenses to receive municipal and industrial waste from governments and commercial entities in the Ensenada, Mexico region and (ii) had commenced the process of obtaining land and permits to operate a solid waste facility in the Ensenada, Mexico region.  TAT was not able to consummate all of the contracts, licenses and permits that it sought and therefore returned to IPWG on May 23, 2006, 1,200,000 of the 3,400,000 shares of IPWG that TAT had previously received.  IPWG, through its subsidiary IPW Group de Mexico SA #1, is negotiating for any additional contracts, licenses and permits that it deems necessary to complete its Mexican WTE project.  Other than negotiations to acquire 50% of TAT, IPWG and TAT were not affiliated before February 21, 2005.

Contemplated Projects.  During the last several months we developed contacts in several countries that we believe may lead to the construction of WTE facilities.  Those contacts are located, and WTE facilities are proposed, in the Kingdom of Saudi Arabia, Mexico, the United Kingdom and the United States. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license which will enable us to establish waste-to-energy plants in this country. We have identified certain countries and geographic regions where, due to varying combinations of land fill shortages, energy needs and potable water scarcity, we believe WTE technology would be particularly effective.  We believe our management’s experience in the waste management industry positions us to address the waste management needs of developed and developing nations.

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

We believe that the waste-to-energy field, due to its relatively young age in the history of solid waste disposal, presents opportunity because of the disparities in technologies and fragmentation in the industry.  New technologies emerge frequently.  Many have local application only, or insufficient exposure to draw global interest.  The components of our WTE technologies are commercially available.  We do not believe, however, that any entity has assembled or engineered facilities in the same manner as facilities that we plan to construct.  That is not to say that there is not substantial competition for the three primary sources of income from which we expect to receive revenue – tipping fees and sales of electricity and drinking water.  As to the production of saleable by-products, i.e. electricity, drinking water and usable ash, we believe there will be competitors in the production of each of these products in each locale in which we plan to operate.  Due to the limited production of those products by our process and because they are only by-products, we plan to partner with potential competing vendors in those locales to gain the efficiencies of the established distribution networks.

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

We expect to compete for business on the basis of geographic location, environmental advantages of waste to energy over landfills, “tipping” or waste disposal fees, power generation fees, the sale of potable water, and the quality of operations.  Our ability to obtain permits and to locate WTE facilities may be limited in areas where there is adequate space for low cost landfill based disposal of waste, inadequate tipping fees for waste disposal, or abundant and inexpensive sources of electrical power generation and potable drinking water.    We expect that operational costs will be offset (with excess revenue for debt service and profits) by a combination of tipping fees and sales of by products (electricity, water and saleable ash products).  If the combination of the revenue streams is estimated to be insufficient to operate a WTE facility, service its debt and produce a profit, we believe that neither local community nor our financial supporters will approve such a facility.  Labor, operating and disposal costs, as well as the value of our by-products, vary widely throughout the areas in which we plan to operate.  The tipping fees we expect to charge will be determined locally, and typically vary by the volume and weight, type of waste, treatment requirements, risk of handling or disposal, and labor costs.

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

Patents, Trademarks, Licenses, Vendors, etc.  As of December 31, 2005, IPWG does not own any patents, trademarks or licenses or have any contracts with vendors to provide services.  IPWG is in negotiation with parties who provide, or IPWG believes has available to them on reasonable commercial terms, adequate technologies to execute IPWG’s business plan.

IPWG’s business plan relies upon the use of existing technology available and commonly applied in various non US countries, as well as proprietary technologies it intends to purchase or license.  IPWG intends to employ WTE technology that has been developed in Sweden and other European countries (over 29 WTE power plants exist in Sweden alone).  WTE solutions are increasingly common in other countries, as well.  Other industrialized nations, such as Japan, emphasize WTE because of their limited landfill space. WTE can reduce the volume of waste disposed in landfills by up to 90 percent, which prolongs the life of available landfill space.

Government Approval and the Effect of Government Regulations.  The United States Environmental Protection Agency (“US EPA”) has adopted regulations related to several aspects of solid waste management, including but not limited to regulations related to the products of waste combustion, heavy metal disposal and ground water contamination.  The Company believes that its proposed WTE facilities’ regulated emissions will be less than permissible limits.  No assurance can be given that the proposed WTE facilities will perform as specified or that applicable regulations will not be strengthened.  In connection with the operation of WTE plants outside the United States, the Company will be required to comply with all regulations, rules and directives imposed by the host governments.  With specific reference to Mexico, the Company will be required to prepare and file with Ministry of Ecology in Mexico a study of ecological impact for the Ensenada WTE plant, which report must be approved by the ministry. The Company has presented information to the Ministry of Ecology regarding the company and its technology. In response, the Ministry has requested information regarding the proposed building, plans, layout, and machinery processes. As soon as we select a site, we will provide this information as well as an environmental impact report and a risk study including an emissions to atmosphere report.

The Company expects each plant to cost approximately $250 million to construct (a plant being comprised of 6 to 12 lines or modules consuming 150 – 200 tons of waste per line, per day).  This amount does not include legal fees or management time.  The company anticipates that in each country of operation, the company will face various requirements of independent testing and verification of emissions outputs, water sampling, and other environmental monitoring requirements, in addition to oversight and testing by the various government agencies.

The technology that IPWG plans to utilize is based on WTE facilities already in operation.  The Company has emissions reports of some of those operational facilities.  The Company believes that it can rely on the emissions output of the similar plants in representing the anticipated emissions levels of the plants it intends to build and operate.  It is important to IPWG both as a responsible ecological citizen and to build relationships with the communities it plans to serve, that its emissions are as clean as possible.  The Company believes that a “dirty” WTE process would threaten IPWG’s growth and future.

Number of Employees.

As of September 5, 2006, we had nine employees (seven officers and two clerical administrative personnel).  Our officers devote as much time to our business as they deem necessary, which presently is in excess of 40 hours per week.  However, each is also involved in other business ventures.  Our two clerical administrative employees work fulltime for the Company.

Reports to Securities Holders.

We file annual, quarterly and current reports, proxy statements and other documents with the United States Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.  We also make available free of charge on or through our Internet website, http://www.international-power.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such reports with the SEC.  Information on our website is not a part of this report.

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

To date, we have met our working capital requirements through the private placement of our securities and loans.  To support our operations and planned expansion, we are in need of approximately $3,000,000 of additional capital over the next 12 months.  Since entering the WTE field in November 2004, we have not generated any significant revenue and have experienced substantial losses.  We also have very limited working capital and, as at December 31, 2005 recorded an accumulated deficit of $3,198,847. For the year ended December 31, 2005, we reported a loss of approximately $3,161,210.

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

THERE IS NO ASSURANCE THAT WE WILL SUCCESSFULLY DEVELOP A COMMERCIALLY VIABLE PRODUCT.

We plan to be assemblers of WTE technology.  As of December 31, 2005, other than the process by which we plan to assemble the described WTE facilities, we do not have any patented intellectual property of our own and we are dependent on our relationships with third-parties for location of sites to build facilities, permits for operation, construction of the facilities, purchase of the parts to assemble the facilities, operation of the facilities and sales of the by-products.  Since our formation in November 30, 1998, we have engaged in various activities and businesses, but we have not produced a profit.  We have generated no revenue from WTE facilities operations, do not have any operational WTE facilities, and none are expected to be completed until after July 31, 2008, if at all.  There can be no assurance that our efforts will lead to the construction of WTE facilities or profits from such facilities if built.

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

WE DO NOT HAVE EMPLOYMENT CONTRACTS WITH ANY EMPLOYEES OTHER THAN CHRIS DUNCAN

Development of our business depends to a significant degree on the continuing contributions of our key management and technical personnel as well as on the continued cooperation of partners on whom we rely to assist in the design, development, construction and operation of the proposed WTE facilities.  None of our key personnel or partners have indicated any intention to sever their relationship with us.

A SUBSTANTIAL PORTION OF THE TECHNOLOGY REQUIRED TO CONSTRUCT AND OPERATE OUR PROPOSED FACILITIES IS DEVELOPED BY PERSONS THAT ARE NOT EMPLOYED BY US.

A substantial portion of the technology required to construct and operate our proposed facilities was developed by individuals employed by others.  We do not have control over, knowledge of, or access to those employment arrangements.  Many of our suppliers and partners have capability and greater resources to compete with us.

On June 5, 2006, IPWG contracted to purchase patented WTE and other technology, including Anovo AB, Add Power and Scrub Power, from companies controlled by Mr. Lennart Strand, the primary developer of the aforementioned technologies.  IPWG also appointed on that date Mr. Strand as the Company’s Chief Technical Advisor.  IPWG has not, as of September 5, 2006, completed the purchase of said technologies.

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

WE MAY BE UNABLE TO OBTAIN REQUIRED FINANCING OR PERMITS.

We plan to construct our initial facilities in Mexico and the Kingdom of Saudi Arabia.  We cannot assure you that we will successfully obtain the necessary financing or environmental permits to build and operate this facility, or retain the permits that are required to operate the facility or obtain financing or permits we require to build and operate our intended additional facilities.  Permits to build and operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures.  The granting of these permits is also often subject to resistance from citizen or other groups and other political pressures.  Our failure to obtain financing or obtain or retain the required permits to build or operate our facilities could have a material adverse effect on our future results of operations.

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

CONFIDENTIALITY AGREEMENTS MAY NOT ADEQUATELY PROTECT OUR BUSINESS INFORMATION WHICH COULD RESULT IN UNAUTHORIZED DISCLOSURE OR UNFAIR COMPETITION.

The Company considers its business relationships and process for assembling commercially available equipment to construct waste-to-energy facilities proprietary.  We require our employees, consultants and third parties with whom we share our business plans and confidential information to execute confidentiality agreements upon the commencement of their relationship with us.  The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances.  There can be no assurance, however, that these agreements will provide meaningful protection for our business information in the event of unauthorized use or disclosure of such information.  If our unpatented intellectual property is publicly disclosed before we have been granted patent protection, our competitors could be unjustly enriched and we could lose the ability to profitably develop products from such information.

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

Approximately 42,988,083 of our 315,374,096 shares outstanding as of September 5, 2006 are in the “publicly trading float”.  Public sale of those shares could have a depressive effect on the public market price of our common stock.

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

As of September 5, 2006 we had outstanding vested options to purchase 23,025,000 shares of common stock at a weighted-average exercise price of $0.44 and vested warrants to purchase 7,887,500 shares of common stock with a weighted-average price of $0.31.

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

If the outstanding Options and Warrants are exercised (which, as of September 5, 2006 would result in the issuance of an additional 23,025,000 and 7,887,500 shares, respectively, of common stock), we can expect that they would be exercised when the public trading prices of our securities are higher than the exercise price, causing a dilution to those of our stockholders who purchased our stock at prices above the exercise price.  There can be no assurance that any of the Options or Warrants will be exercised or that the public trading price of our securities will increase.

THE MARKET PRICE OF OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT VOLATILITY.

The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies.  In addition, the market prices of the common stock of many publicly traded solid waste companies have been and can be expected to be especially volatile.  Our common stock price in the 52-week period ended August 25, 2006, had a low of $0.038 and high of $1.90.  Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our schedules and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock.

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

IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR RESOURCES, SYSTEMS AND CONTROLS MAY BE STRAINED ANDOUR OPERATING RESULTS MAY SUFFER.

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

	High Bid	Low Bid
2004
Quarter ended December 31, 2004	$0.65	$0.06
2005
Quarter ended March 31, 2005	0.045	0.045
Quarter ended June 30, 2005	0.40	0.25
Quarter ended September 30, 2005	0.72	0.64
Quarter ended December 31, 2005	1.86	1.59
2006
Quarter ended March 31, 2006	1.18	1.00
Quarter ended June 30, 2006	.88	.81

Source:  Interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Dividends

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

Outstanding Warrants and Options

As of September 5, 2006, there are outstanding warrants to purchase 7,887,500 shares of our common stock, and options to purchase 23,025,000 shares of our common stock.

Restricted Securities.

As of September 5, 2006 there were 315,374,096 shares of common stock of the Company outstanding registered to 2,756 stockholders of record, of which 272,209,517 are carried as “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933.  Of restricted securities, 53,240,710 shares are held by non-affiliates of the Company and the balance of 218,968,807 are held by officers and directors (“affiliates”) of the Company, including Peter Toscano who beneficially owns 102,454,830 shares and Jack Wagenti who beneficially owns 106,936,840 shares.

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

After a two-year holding period, a non-affiliated stockholder may resell restricted securities without regard to most of the above restrictions.  Restricted securities held by affiliates continue, even after the two-year holding period, to be subject to the resale limitations discussed above. Holders who may have been deemed promoters or affiliates of a blank check company and their transferees are not able to sell under Rule 144 in accordance with an SEC staff interpretation. Furthermore, the Commission is of the view that shareholders who obtain securities directly from a blank check issuer, rather than through promoters and affiliates, cannot use Rule 144 to resell their securities, since their resale transactions would appear to be designed to distribute or redistribute securities to the public without compliance with the registration requirements of the Securities Act.

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

Recent Sales of Unregistered Securities.  In fiscal 2004, Mr. Toscano received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005.  The shares were valued at $.0001 per share.  In fiscal 2004, Mr. Toscano received 75,000,000 shares of common stock in exchange for his shares in International Power, Inc.  The shares were valued at $.00001 per share.  In fiscal 2004, Mr. Wagenti received 50,000,000 shares of common stock valued as salary compensation for the period from June 2004 through May 31, 2005.  The shares were valued at $.0001 per share.  In fiscal 2004, Mr. Wagenti received 75,000,000 shares of common stock in 2004 in exchange for his shares in International Power, Inc.  The shares were valued at $.00001 per share.  Mr. Toscano and Mr. Wagenti, on December 8, 2004, transferred approximately 26,997,040 shares of IPWG common stock to the remaining holders of International Power, Inc.  Each of Mr. Toscano and Mr. Wagenti then contributed the shares of International Power, Inc. so obtained to IPWG for no consideration.

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

IPWG entered into private placements of its common stock in reliance on exemptions from registration provided by §4(2) of the Securities Act, including Rule 506 of Regulation D promulgated thereunder, for the purpose of raising operating capital.  All securities issued in the private placements were issued with restrictive legends prohibiting further transfer except in accordance with the Securities Act.

1.

During the months of November and December 2004, we sold a total of 4.95 units to 8 investors for $49,500 in gross proceeds.  Each unit consisted of 400,000 shares of common stock and a warrant to purchase 200,000 shares of common stock.  The purchase price of each unit was $10,000 (or $0.025 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.25 per full share of common stock and expire eighteen months from date of issuance.  Each investor represented in writing to the Company that (i) it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and (ii) such investor was acquiring the securities for the investor’s own account for investment purposes and not for distribution.

2.

January through May 2005, we sold 19.25 units to 22 investors for $192,500 in gross proceeds.  Each unit consisted of 400,000 shares of common stock and a warrant to purchase 200,000 shares of common stock.  The purchase price of each unit was $10,000 (or $0.025 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.25 per full share of common stock and expire eighteen months from date of issuance.  Each investor represented in writing to the Company that (i) it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and (ii) such investor was acquiring the securities for the investor’s own account for investment purposes and not for distribution.

3.

June 2005, we sold 22.05 units to 20 investors for $441,000 in gross proceeds.  Each unit consisted of 400,000 shares of common stock and a warrant to purchase 200,000 shares of common stock.  The purchase price of each unit was $20,000 (or $0.05 share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.25 per full share of common stock and expire eighteen months from date of issuance.  Each investor represented in writing to the Company that (i) it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and (ii) such investor was acquiring the securities for the investor’s own account for investment purposes and not for distribution.

4.

August through October, 2005, we sold 21.25 units to 26 investors for $425,000 in gross proceeds.  Each unit consisted of 80,000 shares of common stock and a warrant to purchase 40,000 shares of common stock.  The purchase price of each unit was $20,000 ($0.25 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $0.75 per full share of common stock and expire eighteen months from date of issuance.  Each investor represented in writing to the Company that (i) it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act and (ii) such investor was acquiring the securities for the investor’s own account for investment purposes and not for distribution.

During 2005, 2,135,000 additional stock was issued upon the exercise of warrants described above for gross proceeds to us of $538,750 as follows:

Date	Number of Shares	Exercise Price	Gross Proceeds
Nov. 01, 2005	200,000	$0.25	$50,000.00
Nov. 18, 2005	375,000	$0.25	$93,750.00
Nov. 25, 2005	10,000	$0.75	$7,500.00
Dec. 12, 2005	1,550,000	$0.25	$387,500.00
Totals	2,135,000	$0.25234	$538,750.00

During 2005, we issued options to purchase a total of 19,000,000 shares of our common stock.  Options representing two million shares expired in February 2006 and are again available to be issued under our 2005 Stock Option Plan.  The remaining options to purchase 17,000,000 shares were issued on June 14, 2005, expire on June 14, 2010, have an exercise price of $0.10 per share and were issued to the persons listed in the table below.  1,600,000 of the options remaining were exercised prior to December 31, 2005 and additional options to purchase 5,250,000 million shares have been exercised since December 31, 2005.

Shares Underlying Option	Recipient
1,900,000	Howard Ash, an independent consultant who acts as our representative in Europe and the Middle East
1,850,000	Providence Financial Services, LLC, Consultant
1,000,000	Mr. Peter Toscano, Director, President and Chief Executive Officer
1,000,000	Mr. Jack Wagenti, Director, Secretary and Chief Financial Officer
1,000,000	Mr. Jose Garcia, Director and Vice President
1,000,000	Dr. Georgi Grechko, Director
1,000,000	Mr. Salvatore J. Arnone, Director
1,000,000	Robert Astore, Director
1,000,000	Dr. Thomas Morrow, consultant
1,000,000	Var Growth Corporation, consultant
11,750,000

Also, during 2005, options to purchase 1,600,000 shares of commons stock were exercised representing a combination of those exercising for cash and those who were permitted to exercise for services rendered.  The cash proceeds from the exercise of these options was $105,000.

Date	Number of Shares	Exercise Price	Value Realized
Sep. 1, 2005	425,000	$0.10	$42,500.00
Oct. 12, 2005	800,000	$0.10	$80,000.00
Oct. 18, 2005	275,000	$0.10	$27,500.00
Dec. 16, 2005	100,000	$0.10	$10,000.00
Totals	1,600,000	$0.10	$160,000.00

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

Item 6

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

Plan of Operation.

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low level radioactive waste as a result of our acquisition of

TMES’s assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our operating plan for the next 12 months and thereafter has three components: (1) to commence construction of the Ensenada, Mexico WTE project, get it operational and progress as far as possible into joint testing of the project in preparation for taking it over and operating it on a commercial basis, (2) to complete pending negotiations to initiate other WTE projects in Louisiana, Great Britain, Saudi Arabia and certain Asian countries and, (3) pending negotiations to initiate the utilization of our services and WTE Technology to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan we have self-imposed the following goals:

PROJECTED DATE

Goal	Projected Date
1. Processing of site permits in Mexico	Present through December, 2006
2. Introduction of WTE technology in Great Britain and beginning of WTE site location negotiations	Present through December, 2006
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and beginning of WTE site location negotiations	Present through December, 2006
4. Negotiations for WTE sites in several foreign countries now identified. Form subsidiaries as may be required in other countries	Foreseeable future

Other than as disclosed in our public filings, we have no present intention to merge with or acquire other entities.

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

Purchase of Plant and Equipment.  Central to our business plan is the construction of a twelve module WTE plant in Ensenada, Mexico as discussed above.  We also intend to negotiate for the purchase and construction of additional WTE plants and modules in several other countries, including Great Britain, where negotiations have already commenced and the Kingdom of Saudi Arabia. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license which will enable us to establish waste-to-energy plants in the country.  The development and construction of each proposed WTE facility will be dependent on: (i) locating appropriate land and obtaining permits for a WTE facility, (ii) obtaining financing (including related financial guaranty and risk insurance) for purchase of materials and equipment and construction of facilities and (iii) securing contracts for delivery of waste and sales of byproducts which will produce revenues sufficient to cover debt service and operation costs.  In the event we are not able to finance one or more proposed WTE facilities, we would be forced to abandon any such projects.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IPWG and its predecessors have been in business for less than two years and have conducted active business operations for only eighteen months as of the date of this filing.  The first approximately six months were spent exploring business prospects.  The Company has spent approximately the last twelve months initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation of construction of a twelve-module WTE Plant in Ensenada.  The second step in developing our business plan was to find a source that could assist the Company to raise the capital required to build and begin operating WTE facilities.  IPWG currently has no income from business operations and does not expect to realize operating revenues for approximately two years when it expects that its first WTE facilities will commence revenue generating operations.

WTE Facility Finance

We intend to finance the construction and operation of WTE facilities through a combination of loans and securitization of income from long-term contracts for tipping fees, power and potable drinking water sales.  We believe that we will be successful in securing such financing although no assurance can be given.  We have entered into an agreement with Marsh USA, Inc., an international insurance broker with the ability to provide financial guaranty insurance and risk management, to locate insurance for our projects.

Trends

We believe that the single trend that is most likely to affect our business is the burgeoning need of local governments at all levels in most countries to manage sold waste, significant quantities of which are hazardous.  We believe this trend will generate demand for the technology we offer although no assurance can be given.

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

With our existing cash reserves, the sale of equity through the exercise of outstanding options and warrants, additional equity sales through private placements or public offerings, and debt financing, we believe we will be able to satisfy our cash requirements for the next twelve months, excluding funds required for the construction of WTE facilities.

 We have developed a timeline and cash forecast of our cash needs to execute our business plan and we are in the process of raising the funds required to fund our operations for the next 24 months until the time we estimate that our first WTE facility will come online and revenues are expected to commence.  There can be no assurance, however, that we will be able to raise the amounts of financing required to operate our business until revenues commence, that we will be able to timely commence revenue generating operations of WTE facility(ies) or that if such facility(ies) commence operation, that we will generate sufficient revenue to be profitable.

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

/s/Robert G. Jeffrey,

Certified Public Accountant

Wayne, NJ

July 17, 2006

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

BALANCE SHEET

(Restated)

December 31, 2005

ASSETS
Current Assets
Cash	$955,621
Note receivable	65,000
Total current assets	1,020,621

Other Assets
Deposit	2,000
Total other assets	2,000
TOTAL ASSETS	$1,022,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$ 82,899

Total current liabilities	82,899

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value; issued and outstanding, 310,407,100 shares	3,104
Capital in excess of par value	1,906,202
Paid in capital – options	2,104,500
Paid in capital – warrants	231,263
Deficit accumulated during development stage	(3,305,347)
Total stockholders’ equity	939,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,022,621

The accompanying notes are integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Restated)

	Year 2005	Year 2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	3,267,710	37,637	3,305,347
LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$3,267,710	$37,637	$3,305,347
NET LOSS PER SHARE
Basic and diluted	$(.01)	$0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	297,465,012	203,023,760

The accompanying notes are integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

(Restated)

	Common Stock		Capital in Excess of Par Value	Warrants		Options		Deficit Accumulated During Development Stage	Total
	Shares	Amount		Number	Amount	Number	Amount
Balance, January 1, 2004	183,000,000	$ 1,830	$ (330)		$ -		$ -	$ -	$ 1,500
Shares issued for services	100,000,000	1,000	9,000						10,000
Sales of common stock	1,980,000	20	49,480	990,000	-				49,500
Net loss for the year								(37,637)	(37,637)

Balance, December 31, 2004	284,980,000	2,850	58,150	990,000	-		-	(37,637)	23,363
Shares issued for cash	18,065,000	181	936,417	9,032,500	251,902				1,188,500
Options granted						19,000,000	2,140,000		2,140,000
Options exercised for services rendered	725,000	7	72,493			(725,000)			72,500
Proceeds from option exercises	1,050,000	10	104,990			(1,050,000)			105,000
Transfer re. options exercised	-		35,500				(35,500)		-
Shares for warrants exercised	2,135,000	21	538,729	(2,135,000)					538,750
Transfer re. warrants exercised	-		20,639		(20,639)				-
Shares for acquisition of equity interest	3,400,000	34	118,966						119,000
Shares issued for services	52,100	1	20,318						20,319
Net loss for the year								(3,267,710)	(3,267,710)
Balance, December 31, 2005	310,407,100	$3,104	$1,906,202	7,887,500	$231,263	17,225,000	$2,104,500	$(3,305,347)	$ 939,722

The accompanying notes are integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Restated)

	Year 2005	Year 2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Cash Flows From Operations:
Net loss from operations	$(3,267,710)	$(37,637)	$(3,305,347)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring cash outlay:
Common stock issued for services	22,928	7,391	30,319
Impairment charge	121,500	1,500	123,000
Options exercised for services	72,500	-	72,500
Value of options granted	2,140,000	-	2,140,000
Changes in assets and liabilities:
Increase in accounts payable	79,115	3,784	82,899
Net cash consumed by operating activities	(831,667)	(24,962)	(856,629)

Cash Flows From Investing Activities:
Acquisition of waste disposal permit	-	(2,000)	(2,000)
Investment in Mexican company	-	(2,500)	(2,500)
Investment in demand loans	(70,000)	-	(70,000)
Loan proceeds	5,000	-	5,000
Net cash consumed by investing activities	(65,000)	(4,500)	(69,500)

Cash Flows From Financing Activities:
Proceeds of sales of stock units	1,188,500	49,500	1,238,000
Proceeds from exercise of options	105,000	-	105,000
Proceed from exercise of warrants	538,750	-	538,750
Net cash provided by financing activities	1,832,250	49,500	1,881,750
Net increase in cash	935,583	20,038	955,621

Cash balance, beginning of period	20,038	-	-

Cash balance, end of period	$ 955,621	$ 20,038	$ 955,621

The accompanying notes are integral part of these financial statements.

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

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

On November 11, 2004 the Board of Directors authorized the acquisition of a 50% interest in Tratamientos Ambientales de Tecate, S.A. de C.V. (TAT), a Mexican corporation involved in the waste disposal business.  This acquisition was concluded on February 21, 2005 by the issuance of 3,400,000 shares of the capital stock of the Company.

Nature of Operations

The business of the Company will be the coordination of construction and management of waste disposal plants.  These plants will reduce solid waste to a fraction of its original mass, thus reducing landfill requirements; they will also treat the waste so that it can be used as construction material and for other uses.  Burning of the waste will produce energy and, in some cases, drinking water  The Company is currently negotiating with strategic partners in Mexico and elsewhere for the construction of facilities for the treatment of waste material and the production of electricity and drinking water.

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

i.

Warrants Outstanding

Warrants to purchase capital stock of the Company are valued at fair value using a Black Scholes valuation model, in accordance with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

j.

Options Issued

Options issued were valued at fair value using a Black Scholes valuation model, in accordance with the provisions of SFAS #123, “Accounting for Stock Based Compensation”.  Certain options exercised for services were valued at their exercise price.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

k.

Advertising Cost

The Company expenses advertising cost when the advertisement occurs.  There were no advertising costs during the years 2005 and 2004.

l.

Segment Reporting

Management treats the operations of the Company as one segment.

Note 4.  RESTATEMENTS

Certain amounts have been reclassified or adjusted in these financial statements, resulting in a decrease in liabilities offset by increase in equity.  The shares outstanding at December 31, 2005, and have been recalculated to reflect the additional issued shares.

BALANCE SHEET

	As Originally Presented	Adjustments	As Restated

Investment	2,531	(2,531)(4)	-
Note Receivable Current	-	65,000 (1)	65,000
Loans Receivable Other Assets	65,000	(65,000)(1)	-
Liability For Unissued Stock	25,000	(25,000)(2)	-
Common Stock – Par Value	3,100	4 (2)	3,104
Capital in excess of par	1,777,907	20,826 (2)	1,906,202
		3,500 (3)
		103,969(4)
Paid in Capital - options	2,108,000	(3,500)(3)	2,104,500
Paid in Capital - warrants	227,093	4,170(2)	231,263
Deficit	(3,198,847)	(106,500)(4)	(3,305,347)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	As Originally Presented	Adjustments	Restated
Common Shares Outstanding:
Balance December 31, 2003	500	(500)(5)	183,000,000
		183,000,000(5)
Stock split 330,000 to 1	164,999,500	(164,999,500)(5)	-
Shares cancelled	(132,000,000)	132,000,000(5)	-
Shares issued for acquisition	150,000,000	(150,000,000)(5)	-

Balance December 31, 2004	284,980,000	-	284,980,000

Shares issued for cash in 2005	17,765,000	300,000(6)	18,065,000

Options granted in 2005	675,000	50,000(6)	725,000

Options exercised for cash in 2005	925,000	125,000(6)	1,050,000
		_____ _____
Balances December 31, 2005	309,932,100	475,000	310,407,100

Capital In Excess of Par Value:
Balance December 31, 2004	$ 58,150	$ -	$ 58,150
Shares issued for cash	933,090	3,327(2)	936,417
Options exercised for services	67,493	5,000(2)	72,493
Proceeds of option exercises	92,491	12,499(2)	104.990
Transfer re. options exercised	32,000	3,500(3)	35,500
Acquisition of equity interest in TAT	-	118,966(4)	118,966
Shares issued for services	35,315	(14,997)(4)	20,318
		_________
Balance, December 31, 2005	$ 1,7 77,907	$ 128,295	$ 1,906,202

Warrants Outstanding
Balance, December 31, 2004	990,000	-	990,000
Shares issued for cash	8,882,500	150,000(5)	9,032,500
		______ ___
Balance, December 31, 2005	7,737,500	150,000	7,887,500

Warrants outstanding (Dollars)
Balance, December 31, 2004	$ -	$ -	$ -
Shares issued for cash	247,732	4,170(2)	251,902
		__________
Balance, December 31, 2005	$ 227,093	$ 4,170	$ 231,263

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

	As Originally Presented	Adjustments	Restated

Operating Expenses	3,161,210	106,500(4)	3,267,710
Net Loss from Operations	(3,161,210)	(106,500)	(3,267,710)

Weighted Average Shares (2005)	297,302,546	162,466(7)	297,465,012
Weighted Average Shares (2004)	247,182,404	(44,158,644)(8)	203,023,760

STATEMENTS OF CASH FLOWS

	As Originally Presented	Adjustments	Restated
Net Loss from Operations	(3,161,210)	(106,500)(4)	(3,267,710)
Impairment	-	121,500(4)	121,500(4)
Common Stock issued for Services	37,928	(15,000)(4)	22,928
Net Cash Consumed by Operating activities.	(831,667)	-	(831,667)

(1)

Reclassification to reflect the short term maturity of note receivable.

(2)

Reclassification relating to stock paid for in 2005 and options exercised for services during 2005, for which stock was issued during 2006.

(3)

Reclassification of options exercised during 2005, for which stock was issued in 2006.

(4)

Adjustments to revalue TAT transaction and to recognize impairment of investment.

(5)

Consolidation of amounts related to reverse merger.

(6)

Share amounts related to reclassification of unissued stock liability.

(7)

Shares not issued until 2006 have been reclassified as outstanding.

(8)

Represents effect of restating share balance re:  merger.

Note 5.  RELATED PARTY TRANSACTIONS

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

As more fully described in Note 8, concerning the Company Stock Option Plan, the Company awarded options to purchase 3,000,000 shares of common stock to officers during 2005.

Note 6.  INCOME TAXES

The Company experienced losses during 2005 and 2004.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty years.  At December 31, 2005, the Company had an NOL carry forward of $3,305,347 available for Federal taxes and state taxes.  The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance.  If not used, the carry forward will expire as follows:

2024	$ 37,637
2025	3,267,710

Under SFAS No. 109, deferred tax assets are not recognized unless it is more likely than not that the benefits will be realized.  If realization is not likely, the amounts are offset by a valuation allowance.  Accordingly, at December 31, 2005, $479,827 of deferred tax asset has been fully offset by a valuation allowance.

Note 7.  CAPITAL STOCK AND WARRANTS

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

Balance December 31, 2004	990,000
Warrants granted during 2005	9,032,500
Warrants exercised during 2005	(2,135,000)
Balance December 31, 2005	7,887,500
These warrants are exercisable as follows:
$.25	6,787,500
$.75	1,100,000
Total exercisable	7,887,500

Note 8.  STOCK OPTIONS

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

The fair value of option grants are estimated using a Black-Sholes option pricing model.  The following weighted assumptions were used for options granted during the year ended December 31, 2005: dividend yield 0.0%; expected stock volatility 156.24%; risk free rate of 3.75%; and expected option life of .75 years.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

A summary of options outstanding as at December 31, 2005 and changes during the year are presented below:

	Weighted Average
	Shares	Exercise Price
Options outstanding at beginning of year	-	$ -
Options granted during the year	19,000,000.13
Options exercised during the year	1,775,000.10
Options voided during the year	-	-
Outstanding options at end of year	17,225,000	$.13

The following table summarizes information about stock options outstanding at December 31, 2005.

			Options Exercisable
Options Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Price
17,225,000	4.22 yrs	$.13	17,225,000	$.13

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 9.  OPERATING EXPENSES

Major categories of operating expenses are presented below.

	2005	2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Stock Based Compensation	$2,140,000		$2,140,000
Consulting expense	439,594		439,594
Legal fees	108,618		108,618
Impairment	121,500	1,500	123,000
Office expenses	74,069	$ 11,403	85,472
Travel & Meals	203,804	6,448	210,252
Public relations	29,960		29,960
Officers’ payroll	56,192		56,192
Insurance	13,478		13,478
Automobile expenses	17,595		17,595
Web development expense	19,500		19,500
Rent	10,547		10,547
Other officer compensation	2,609	7,391	10,000
Other expenses	30,244	10,895	41,139
	$3,267,710	$37,637	$3,305,347

Note 10.  IMPAIRMENT

Following the acquisition of TAT, the Company determined that the entity would not provide the expected benefits and the investment was abandoned.  Early in 2006, the Company began to use a Mexican subsidiary to pursue its business interests in Mexico.  The Mexican subsidiary had previously been inactive.  The value of the TAT investment was written off during 2005.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

Note 11.  RENTS UNDER OPERATING LEASES

Rent expense for the period was $10,547.  At December 31, 2005, there were no operating leases with a non-cancelable period in excess of one year.

Note 12.  SUPPLEMENTAL CASH FLOWS

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

The following non-cash investing and financing activity took place during 2005:

d.

The Company issued 3,400,000 shares of its common stock for its equity interest in Tratamentios Ambientales Tecate (TAT).

e.

The Company issued options to purchase 19,000,000 shares of common stock under the 2005 Stock Option Plan.

f.

The Company issued 52,100 shares for services valued at $20,319.  For additional services, it granted option holders the right to exercise without payment options to purchase 725,000 shares of common stock.  The additional rights was $72,500.

Note 13.  RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure necessary.

Item 8A.

Controls and Procedures.

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officers believe that the Company’s disclosure, controls and procedures are effective (i) in timely alerting them to material information required to be included in this report and (ii) to ensure that we are able to record, process and summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.  There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(A)

Directors and Executive Officers.

Name	Age	Title
Peter Toscano	57	Chairman of the Board, Chief Executive Officer and President
Jack Wagenti	69	Vice President, Secretary, and Director
Jose Garcia	50	Vice President, and Director
Louis D. Garcia	55	Vice President, Finance
Christopher A. Duncan	43	Chief Operating Officer
Sheik Hani A. Z. Yamani	45	Director
Georgi Grechko	74	Director
Thomas J. Mitchell	63	Director
Salvatore Arnone	45	Director
Robert Astore	69	Director
Walter J. Salvadore	50	Director

Mr. Peter Toscano.  Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004.  Mr. Toscano also is President, Chief Executive Officer and Director of U.S. Precious Metals, Inc., positions he has held since May 9, 2002.  Mr. Toscano was an officer of Material Waste Recycling, Inc. from February 2001 through May 9, 2002.  Material Waste Recycling, Inc. was in the business of recycling wools, cottons and acrylics both in the United States and Mexico. Mr. Toscano over the past five years has been heavily involved in materials reprocessing, export, and importation in Mexico.  In addition, Mr. Toscano has had extensive experience in the development of systems for the management of hazardous wastes in Russia and Central Asia.  Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim.  Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse Electric Company and Waste Management, Inc.  Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russian and US corporations.

U.S. Precious Metals, Inc. is a venture owned by, among others, Messrs. Toscano, Wagenti and J. Garcia.  U.S. Precious Metals, Inc.’s principal activity is to acquire, explore and develop mineral properties in Mexico.  It is in its exploration stage and is focused on acquiring prospective mineral properties, principally gold and silver.  U.S. Precious Metals, Inc. acquired exploration concessions to certain mineral properties known as Solidaridad I, Solidaridad II, Solidaridad III, Solidaridad IV and Solidaridad V located in Michoacan, Mexico.  Material Waste Recycling, Inc., which ceased operations in May 2002, was in the business of collecting and recycling fabric remnants.  The remnants were collected primarily from domestic U.S clothing manufacturers and sold to overseas processors.

Mr. Jack Wagenti.  Mr. Wagenti has been Director and Secretary of International Power Group since October of 2004.  Mr. Wagenti is also a Director and the Secretary and Chief Financial Officer of U.S. Precious Metals Inc., a company which is traded on the Over The Counter Bulletin Board.  Mr. Wagenti has held positions with U.S. Precious Metals since May 2002.  From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company which is traded on the Over the Counter Bulletin Board and Pink Sheets Market.  Presently, Mr. Wagenti is a Director of American International Ventures, Inc.  American International Ventures, Inc. is in the mineral exploration business in the State of Nevada and its assets include the Brunner Property located in Nye County, Nevada.

Mr. Jose Garcia.  Mr. Garcia has been a Director and Vice President of International Power Group since October of 2004.  Mr. Garcia was employed by La Carvella Restaurant from February 2001 to May 9, 2002.  Mr. Garcia has been Vice President of U.S. Precious Metals, Inc. since May 2002, a company trading on the Over The Counter Bulletin Board and President of U.S. Precious Metals de Mexico since March 2003.  Mr. Garcia is from Morelia, Mexico and is President of IPW Group de Mexico, which is a wholly owned subsidiary of International Power Group, Ltd.

Mr. Christopher A. Duncan. Mr. Duncan has been the Chief Operating Officer of International Power Group, Ltd. since May 2006. From January 2005 until May 2006, Mr. Duncan was Managing Director, National Business Development for Marsh USA Inc. From November 1999 until January 2005, Mr. Duncan was the Chief Risk Officer, Vice-President of Finance for Delta Air Lines, Inc. Mr. Duncan received a Bachelor of Arts in Business Administration and an MBA in Finance from the University of Georgia.

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

Mr. Salvatore J. Arnone.  Mr. Arnone has been a director of International Power Group, Ltd. since December 2004.  He is a Senior Account Executive with KMBS, Inc. (a/k/a Konica-Minolta Business Systems, Inc.), a company that manufactures, sells and services photocopiers and other office equipment.  Mr. Arnone has been with KMBS, Inc. since May of 1998.  Mr. Arnone has received many exceptional achievement awards in management and sales.

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

The officers of the Company are not full time employees and are involved in other business endeavors, the Company does not have a formal conflicts of interest policy governing its officers and directors.  The Company does not have written employment agreements with any of its officers other than Christopher Duncan.  Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner.  There are periods when the Company’s business requires full time attention from Messrs. Toscano and/or Wagenti, particularly periods where travel is required.  There are other periods when the time requirements are far less extensive.

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

(E)

Compliance with Section 16(A) of the Exchange Act.  Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  During the fiscal year ended December 31, 2005, the period covered by this Form 10K-SB, there were eight such individuals who were subject to the reporting requirements of the Exchange Act.  To the best of the Company’s knowledge, none of those directors, executive officers or 10% stockholders had complied with all Section 16(a) filing requirements applicable to them during the Company’s fiscal year end December 31, 2005.  However, such filings for seven of those individuals were completed subsequent thereto but prior to filing this Form 10-KSB.  With regard to the other individual, Director Robert Astore, the Company understands that he intends to prepare such reports and intends to make all requisite Exchange Act filings as promptly as possible.

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

SUMMARY COMPENSATION

Annual Compensation Name and Principal Position	Year	Salary	Bonus	Compensation in the form of equity
Peter Toscano	2004	$0	0	$5,000(1)
President, Chief Executive Officer and Director	2005	$19,558(2)	0	0(3)

Jack Wagenti	2004	$0	0	$5,000(1)
Vice President and Director	2005	$17,058(2)	0	0(3)

Jose Garcia	2004	$0	$0	[0]
Vice President and Director	2005	$17,058	$0	0(3)

Louis D. Garcia	2004	$0	$0	0
Vice President, Finance	2005	122,353(4)		0(4)

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

Stock Incentive Plans.  On September 13, 2005, our Board adopted and our shareholders approved the Company’s 2005 Stock Option Plan, effective June 15, 2005, a copy of which is attached as Exhibit 4.1 to the Company’s Form 10-QSB filed with the SEC on November 21, 2005.  This plan authorizes the granting of options representing up to 30,000,000 shares of common stock to Officers, Directors, and consultants.  As of December 31, 2005, options to purchase 19,000,000 shares of common stock had been granted pursuant to this plan to individuals at an exercise price of $0.10 per share.  The options vested upon grant, including options to purchase 8,000,000 shares of common stock that were granted to eight directors (1,000,000 each).  Options to purchase 2,000,000 shares that were granted to non directors have expired unexercised.  The options issued pursuant to this plan have been deemed by the Company to have a value of $.12 per share.  See Part III, Item 12, “Certain Relationships and Related Transactions”, below.

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this registration statement, the number of shares of Common Stock owned of record and beneficially by our current Directors, Officers, and persons who hold 5.0% or more of the outstanding common stock of IPWG based upon the 315,374,096 shares of our common stock that were issued and outstanding on September 5, 2006.  Also included are the shares held by all Directors and Officers as a group.

The address for each officer and director is that of the Company.  The securities listed below as being beneficially owned by the security holder also include securities owned by his spouse or minor children, or securities held jointly, if any.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Underlying Vested Options or Warrants	Percentage of Class*
Peter Toscano(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	100,954,830	1,000,000	32.41%
Jack Wagenti(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	106,936,480	1,000,000	34.31%
Jose Garcia(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,500,000	1,000,000	**
Louis D. Garcia(b)(4) 950 Celebration Blvd., Suite A, Celebration, FL 34747	150,000	1,850,000	**
Salvatore Arnone(c)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,367,000	1,000,000	**
Dr. Georgi Grechko(c)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	80,000	1,000,000	**
Robert Astore(c)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,000,000	1,000,000	**
Thomas Mitchell(c)(2) 950 Celebration Blvd., Suite A, Celebration, FL 34747	0	1,000,000	**
Walter Salvadore(c)(2)(3) 950 Celebration Blvd., Suite A, Celebration, FL 34747	165,000	1,080,000	**
Sheik Hani A. Z. Yamani(c)(2) 950 Celebration Blvd., Suite A, Celebration, FL 34747	0	1,000,000	**
Christopher Duncan(b)(2) 950 Celebration Blvd., Suite A, Celebration, FL 34747	18,500	1,000,000	**
All 11 Directors and Officers as a group	212,171,810	11,930,000	65.18%

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

(4) Mr. Louis Garcia, Providence was granted an option to purchase 2,000,000 shares of IPWG stock at an exercise price of $0.10 per share.  Mr. Garcia used $15,000 of its compensation to exercise options for 150,000 shares.

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

Plan category (in thousands)	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	17,400,000	$0.10	11,000,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	17,400,000	$0.10	11,000,000

Predecessor Entities.

The Company acquired International Power, Inc. (“Power”), which was formed as a Delaware corporation on April 15, 2002 on October 5, 2004 in exchange for 75,000,000 common shares issued to Peter Toscano and 75,000,000 common shares issued to Jack Wagenti who were the owners of most of the outstanding shares of International Power, Inc.  The transaction was completed when Toscano and Wagenti each caused 26,997,040 common shares previously registered to them to be transferred to other persons who had previously held shares in International Power, Inc. and contributed to the Company for no compensation the shares of Power they received in the exchanges.  When all the transactions had been completed, IPWG acquired 100% of the issued and outstanding shares of Power, Inc. in exchange for a total of 150,000,000 common shares of International Power Group, Ltd. and Power was dissolved.

On December 8, 2005, Messers. Toscano and Wagenti transferred to the minority stockholders of Power an aggregate of 26,997,040 shares of IPWG (13,498,520 shares each) in exchange for the minority shareholders’ interests of Power.

Power, prior to its merger with Ednet, had no operations other than its acquisition of TMES, and its plan to implement the contracts that it acquired from TMES.  After its acquisition of the assets of TMES, Power engaged the service of business brokers to locate and consummate the acquisition of a public shell company in order to expedite the registration of its shares for public trading.  Other than as set forth above, Power paid no compensation for Ednet.

Power paid to TMES on August 20, 2004, 2,281,040 shares of Power’s common stock which were subsequently distributed to the stockholders of TMES, pro rata, in accordance with their stock ownership of TMES.  At the time of Power’s acquisition of TMES, (i) Peter Toscano, a 40% owner of Power, was an approximate 29% owner of TMES and (ii) TMES had no operations or revenues.  TMES was a privately held venture capital company that was formed in 1994 by Peter Toscano and others for the purposes of developing and implementing strategic systems for the environmentally safe management and long-term disposal of radiological waste.  TMES attempted to coordinate an international consortium of companies and organizations with the requisite managerial and technical expertise to identify sites, select technology, establish legal and regulatory structures, and engineer and construct low level radiological waste treatment and disposal facilities, and manage such facilities over the long-term.  TMES’s assets on October 5, 2004 consisted principally of good will and two contracts and proposals for the construction of waste disposal plants in countries of the former Soviet Union; neither of the contracts were implemented and they expired December 31, 2005 and the proposals were not pursued.  The TMES project was unsuccessful and has been abandoned by IPWG, at least for the present time.  Mr. Toscano also held several officer positions with TMES from 1994 until approximately December 2000.

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

Name	Number of Options	Date Issued
Peter Toscano	1,000,000	June 15, 2005
Jack Wagenti	1,000,000	June 15, 2005
Richard C. Paszyc (now resigned)*	1,000,000	June 15, 2005
Georgi Grechko	1,000,000	June 15, 2005
Salvatore Arnone	1,000,000	June 15, 2005
Jose Garcia	1,000,000	June 15, 2005
Robert Astore	1,000,000	June 15, 2005
John Malin (now resigned)*	1,000,000	June 15, 2005
Thomas Mitchell	1,000,000	March 14, 2006
Walter Salvadore**	1,000,000	March 14, 2006
Sheik Hani A. Z. Yamani	1,000,000	March 14, 2006

*

Mr. Malin converted his million share option on January 9, 2006 by check of $100,000 issued to the Company.

*     Mr. Paszyc exercised his million share option on August 29, 2006 by check of $100,000 issued to the Company.

**

Mr. Salvadore, prior to his appointment as a director in January 2006, participated in a private placement offering of our securities.  Specifically, on October 6, 2005, he purchased 160,000 of our restricted common stock and 80,000 of our 18 month warrants to purchase 80,000 additional shares of our common stock at $.75 per share.

Item 13

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
10.8	Kingdom of Saudi Arabia license (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(6)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(6)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(6)

(1)

Incorporated by reference to the Company’s Form 10-SB as filed with the Securities Exchange Commission on July 19, 2005.

(2)

Incorporated by reference to the Company’s Form 10-QSB as filed with the Securities Exchange Commission on November 21, 2005.

(3)

Incorporated by reference to the Company’s Form 10- SB/A as filed with the Securities Exchange Commission on August 24, 2005.

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

Date:  September 15, 2006