Form 10KSB/A
period 2005-12-31
International Power Group, Ltd.
filed 2006-11-03
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C.  20549

FORM 10-KSB/A/ 4

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $100,687,790 as of October 25 , 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 315,374,096 shares of common stock as at October 25 , 2006.

Transitional Small Business Disclosure Format (Check One).  Yes [    ]     No [ X ]

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

EXPLANATORY NOTE

This amendment is being filed to expand the Description of Business and Management's Discussion and Analysis, and to make certain changes to the Statements of Changes in Stockholder’s Equity.

This Form 10-KSB/A Amendment 4 amends the Company’s Form 10 KSB/A Amendment 3, filed with the United States Securities and Exchange Commission on September 15, 2006.

Page i

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

TABLE OF CONTENTS

Page

PART I

3

Item 1

Description of Business.

3

Item 2

Description of Property.

24

Item 3

Legal Proceedings.

24

Item 4

Submission of Matters to a Vote of Securities Holders.

24

PART II

25

Item 5

Market for Common Equity, Related Stockholder Matters.

25

Item 6

Management’s Discussion and Analysis or Plan of Operation.

29

Item 7

Financial Statements.

35

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  53

PART III

54

Item 9

Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.  54

Item 10

Executive Compensation.

59

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  60

Item 12

Certain Relationships and Related Transactions.

63

Item 13

Exhibits

66

Item 14

Principal Accountant Fees and Services.

67

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

PART I

Item 1

Description of Business.

Business Development.

International Power Group, Ltd. (“IPWG” or the “Company”) was incorporated in the State of Delaware on November 30, 1998 as Ednet, Inc. (“Ednet”), whose business plan was to develop, manufacture, market and distribute educational tools aimed at helping new Internet users gain the knowledge necessary to harness the resources of the Internet.  From its date of incorporation until October 5, 2004 (the effective date of the closing of the stock purchase agreement among Ednet, International Power, Inc. (“Power”), Peter Toscano and Jack Wagenti), Ednet’s business activities were to develop and launch an educational program for Internet users of all ages .. Ednet never generated revenue from operations or was able to successfully execute its business plan.  Ednet changed its name to International Power Group, Ltd. on September 23, 2004.

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

The studies of the Company’s proposed technologies included visiting a working waste-to-energy plant in Sweden, identifying the potential environmental impact of a waste-to-energy plant including emissions to the atmosphere and discharge of residual water, and an analysis of the Company’s program of waste processing and separation. The studies recommended that the Company be permitted to construct a waste-to-energy plant in the Municipality of Ensenada, Mexico. This favorable recommendation of the University studies impacted our proposed business by advancing our efforts to break ground in the future on our proposed waste-to-energy plant in Mexico.

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

The only contract Tratamientos Ambientales Tecate was able to enter into prior to our acquisition of it was a remediation and disposal contract with Transportacion Integral Industrial, S.A. De C.V. Subsequent to our acquisition, the Company, through its subsidiaries IPW Group de Mexico SA #1 and Tratamientos Ambientales Tecate, entered into additional remediation and disposal contracts with the following Mexican corporations: Ecologia Siglo XXI, Ensamdles de Mexico, Persianas de Mexico, Corporacion International, Quistar, Hospital Santo Thomas and Internacional Del Monte. The Company has not performed any remediation or disposal work or generated any revenues pursuant to these contracts because it has not yet built a waste-to-energy plant in Mexico. No licenses or permits have been obtained through Tratamientos Ambientales Tecate.

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

Our operating plan for the next 12 months and thereafter has three components: (1) to commence construction of the Ensenada, Mexico WTE project, get it operational and progress as far as possible into joint testing of the project in preparation for taking it over and operating it on a commercial basis, (2) to complete pending negotiations to initiate other WTE projects in Louisiana, Great Britain, Saudi Arabia and The republic of the Philippines and, (3) pending negotiations to initiate the utilization of our services and WTE Technology to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan we have self-imposed the following goals:

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

We have developed a two-year timeline and cash forecast of our cash needs to execute our business plan and we are in the process of raising the funds required to fund our operations for the next 24 months until the time we estimate that our first WTE facility will come online and revenues are expected to commence.  There can be no assurance, however, that we will be able to raise the amounts of financing required to operate our business until revenues commence, that we will be able to timely commence revenue generating operations of WTE facility(ies) or that if such facility(ies) commence operation, that we will generate sufficient revenue to be profitable.

IPWG is in the process of raising capital to address approximately $28 MM of financing needs for the next twenty-four months, outside of construction/project financing for specific waste to energy projects. Uses of the capital to be raised include:

1)

Working capital to cover overhead and execution costs during construction of waste to energy plants (approximately $19.5MM), additional details provided in the chart below.

2)

Working capital to cover the recently completed acquisition of Ad-Power AB and the commercialization of AddPower units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $3.3 MM.

3)

Additional development funding to apply AddPower technology to low cost solar power generation, as well as to test the feasibility of integrating the AddPower technology into small scale solar units for office parks, malls, and residential projects ($5.2MM).

IPWG "Core" Use of Cash

June 2006 - June 2008 Forecast (24 Months)

WTE Overhead, Infrastructure Ramp-up (People, Contractors)

Swedish Acquisition of AddPower et al, Working Capital, Solar R&D Scale Reduction

			June - Dec		Jan - June
	Per Month	Annualized	2006	2007	2008	Total
Headcount (ramp up 2006 to full in 2007)		21
People $		3,900,000
Benefits		780,000
Travel		510,000
	432,500	5,190,000	1,056,000	4,382,400	2,217,600	7,656,000

Outsourced/Contracted Services (Annual)
Construction/Project Management		800,000
Legal Fees		800,000
Outsourced Engineering		1,200,000
Contractors/Consultants		750,000
External & Internal Audit		500,000
Corporate Insurance		500,000
Accounting Services (Outsourced)		425,000
Marketing (Web, Marketing Materials)		300,000
Tech/PC/Office Equip		325,000
	466,667	5,600,000	1,960,000	5,600,000	2,800,l000	10,360,000
			-	-	-	-
Real Estate/Office Expenses	30,000	360,000	49,167	328,333	180,000	557,500
(FL, GA, UK, Saudi, Mexico office ramp up)			-	-	-	-

Other Operating Costs	33,333	400,000	233,333	400,000	200,000	833,333

Total Annualized Core Operating		11,550,000	3,298,500	10,710,733	5,397,600	19,406,833
Per Month		962,500	471,214	892,561	899,600

Additional Investment/Commercialization Other Proprietary Technology
Acquisition (Cash) for AddPower, ScrubPower, SUPE Intellectual Property			880,000	1,200,000	-	2,080,000
Commercialization/Working Capital for AddPower Unit for Immediate Sale			300,000	900,000	-	1,200,000
R&D of Solar/AddPower for Commercialization Small Scale Solar			300,000	3,300,000	1,650,000	5,250,000
			-	-	-	-
Total Forecasted Cash Usage Excluding			4,778,500	16,110,733	7,047,600	27,936,833
Project Specific Financing			-	-	-	-

In addition to the above, as the Company develops and executes contracts for its waste to energy facilities in the United States, Saudi Arabia, Mexico and elsewhere (these contracts may include long term, ie.7-10 year, commitments for waste disposal, electric and water sales), the Company will use these contracts, and the revenue sources they represent, to secure project specific financing.  The Company expects to have multiple financing sources for project/construction financing on a project by project basis outside of this specific equity raise.

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

As discussed in Note 4 to the financial statements, certain errors were discovered in the financial statements of the year ended December 31, 2005.  Accordingly, the 2005 balance sheet and statements of operations and accumulated deficit, changes in stockholders’ equity and cash flows have been restated to correct the errors.

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

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

(Restated)

	Common Stock		Capital in Excess of Par Value	Warrants		Options		Deficit Accumulated During Development Stage	Total
	Shares	Amount		Number	Amount	Number	Amount
Balance, January 1, 2004	150,000,000	$ 1, 50 0	$ -		$ -		$ -	$ -	$ 1,500
Shares issued for acquisition	33,000,000	330	(330)
Shares issued for services	100,000,000	1,000	9,000						10,000
Sales of common stock	1,980,000	20	49,480	990,000	-				49,500
Net loss for the year								(37,637)	(37,637)

Balance, December 31, 2004	284,980,000	2,850	58,150	990,000	-		-	(37,637)	23,363
Shares issued for cash	18,065,000	181	936,417	9,032,500	251,902				1,188,500
Options granted						19,000,000	2,140,000		2,140,000
Options exercised for services rendered	725,000	7	72,493			(725,000)			72,500
Proceeds from option exercises	1,050,000	10	104,990			(1,050,000)			105,000
Transfer re. options exercised	-		35,500				(35,500)		-
Shares for warrants exercised	2,135,000	21	538,729	(2,135,000)					538,750
Transfer re. warrants exercised	-		20,639		(20,639)				-
Shares for acquisition of equity interest	3,400,000	34	118,966						119,000
Shares issued for services	52,100	1	20,318						20,319
Net loss for the year								(3,267,710)	(3,267,710)
Balance, December 31, 2005	310,407,100	$3,104	$1,906,202	7,887,500	$231,263	17,225,000	$2,104,500	$(3,305,347)	$ 939,722

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

BALANCE SHEET

	As Originally Presented	Adjustments	As Restated

Investment	$ 2,531	$ (2,531)(4)	$ -
Note Receivable Current	-	65,000 (1)	65,000
Loans Receivable Other Assets	65,000	(65,000)(1)	-
Liability For Unissued Stock	25,000	(25,000)(2)	-
Common Stock – Par Value	3,100	4 (2)	3,104
Capital in excess of par	1,777,907	20,826 (2)	1,906,202
		3,500 (3)
		103,969(4)
Paid in Capital - options	2,108,000	(3,500)(3)	2,104,500
Paid in Capital - warrants	227,093	4,170(2)	231,263
Deficit	$ (3,198,847)	$ (106,500)(4)	$ (3,305,347)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	As Originally Presented	Adjustments	Restated
Common Shares Outstanding:
Balance December 31, 2003	500	(500)(5)	150,000,000
		150,000,000(5)
Stock split 330,000 to 1	164,999,500	(164,999,500)(5)	-
Shares cancelled	(132,000,000)	132,000,000(5)	-
Shares issued for acquisition	150,000,000	(150,000,000)(5)
		33,000,000(5)	33,000,000

Balance December 31, 2004	284,980,000	-	284,980,000

Shares issued for cash in 2005	17,765,000	300,000(6)	18,065,000

Options granted in 2005	675,000	50,000(6)	725,000

Options exercised for cash in 2005	925,000	125,000(6)	1,050,000

Balances December 31, 2005	309,932,100	475,000	310,407,100

Capital In Excess of Par Value:
Balance December 31, 2004	$ 58,150	$ -	$ 58,150
Shares issued for cash	933,090	3,327(2)	936,417
Options exercised for services	67,493	5,000(2)	72,493
Proceeds of option exercises	92,491	12,499(2)	104.990
Transfer re. options exercised	32,000	3,500(3)	35,500
Acquisition of equity interest in TAT	-	118,966(4)	118,966
Shares issued for services	35,315	(14,997)(4)	20,318

Balance, December 31, 2005	$ 1,777,907	$ 128,295	$ 1,906,202

Warrants Outstanding
Balance, December 31, 2004	990,000	-	990,000
Shares issued for cash	8,882,500	150,000(5)	9,032,500

Balance, December 31, 2005	7,737,500	150,000	7,887,500

Warrants outstanding (Dollars)
Balance, December 31, 2004	$ -	$ -	$ -
Shares issued for cash	247,732	4,170(2)	251,902

Balance, December 31, 2005	$ 227,093	$ 4,170	$ 231,263

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

	As Originally Presented	Adjustments	Restated

Operating Expenses	$ 3,161,210	$ 106,500(4)	$ 3,267,710
Net Loss from Operations	$(3,161,210)	$ (106,500)	$ (3,267,710)

Weighted Average Shares (2005)	297,302,546	162,466(7)	297,465,012
Weighted Average Shares (2004)	247,182,404	(44,158,644)(8)	203,023,760

STATEMENTS OF CASH FLOWS

	As Originally Presented	Adjustments	Restated
Net Loss from Operations	$ (3,161,210)	$ (106,500)(4)	$ (3,267,710)
Impairment	-	121,500(4)	121,500(4)
Common Stock issued for Services	37,928	(15,000)(4)	22,928
Net Cash Consumed by Operating activities.	$ (831,667)	$ -	$ (831,667)

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

The following non-cash investing and financing activity took place during 2005:

d.

The Company issued 3,400,000 shares of its common stock for its equity interest in Tratamientos Ambientales Tecate (TAT).

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

Predecessor Entities.

The Company acquired International Power, Inc. (“Power”), which was formed as a Delaware corporation on April 15, 2002 on October 5, 2004 for 75,000,000 common shares of the company issued to Peter Toscano and 75,000,000 common shares of the Company issued to Jack Wagenti in exhange for 6,000,000 shares each of Power.  The total of 12,000,000 shares of Power exchanged by Messrs, Toscano and Wagenti represented 66% of Power outstanding common stock.  The value of the transaction was determined by the Company’s board of directors to be  $1,200 representing 12,000,000 shares of Power vaued at $.0001 per share..  The acquisition was completed when Toscano and Wagenti each caused 13,498,520 of the Company shares they received in the transaction to be transferred to other persons who had previously held shares in Power and contributed to the Company for no compensation the shares of Power they received in the exchanges ..  The shares held by the minority shareholders of Power represented 34% of Power.  When all the transactions had been completed, the Company acquired 100% of the issued and outstanding shares of Power. in exchange for a total of 150,000,000 common shares and Power was dissolved.

The minority shareholders of Power were:

Deenaleen Astore, Richard Paszyc, Mabel Paszyc, John Malin, Gregory D. Naylor, Salvatore Catalino, William Szymanski, Joseph Incandela, Salvatore Tagliavia, Anthony Caruso, Emanuel Ploumis, Sea Friends, Incorporated, Jenevive Gillen, Jacqueline Larsen, Nicholas Toscano, Christopher Toscano, Joan Wagenti, Virginia Toscano, Jacek Galaj, Murphy Girls, LLC, Santo D’Angelo, Jan Moczydlowski, Anthony Dolce, Carmella Guisto, Angelo Llarda, Vincenzo D’Angelo, Karen Zito, Gandalfo Vassallo, Francis Dorazi, Cheng Ching-Yaun, Georgy Grechko, Alexi Grechko, Yu Sheng Technology Limited, Ignazio Panevuro, Peter Macchia, Fred Bari, Walter Wisbauer, Katherine Toscano, Richard Hebron, Robert Hebron, Jong-Yien Ho, Arthur deWitt Ackerman, Halil Aksalic, The Valentine Family Trust, Jose Garcia, Michael King, Michael Pittoni, Robert Astore, Frederick Newcomb Jr., and Federick W. Newcomb.

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

Item 13

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
10.8	Kingdom of Saudi Arabia license (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (7)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act) (7)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (7)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(7)

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

(4)

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on October 27, 2005.

(5)

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 7, 2005.

(6)

Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-SB/A6 as filed with the Securities and Exchange Commissions on September 18, 2006.

(7)

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

Date: November 3, 2006