Form 10QSB/A
period 2006-03-31
International Power Group, Ltd.
filed 2006-11-03
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/ A1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________________ to ________________

INTERNATIONAL POWER GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	000-51449	20-1686022
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

950 Celebration Blvd. Suite A, Celebration, FL.	34747
(Address of principal executive offices)	(Zip Code)

(407) 566-0318

(Registrant's telephone number, including area code)

N/A
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006: 313,019,100 shares of Common Stock, $.00001 par value.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

i

INTERNATIONAL POWER GROUP, LTD.

FORM 10-QSB

PERIOD ENDED MARCH 31, 2006

Explanatory note

This amendment is being filed to revise the financial statements in order to reflect the revised amounts contained in the  December 31, 2005 financial statements, and to report that the Company’s Chief Executive Officer and Chief Financial Officer certified that the Company’s disclosure controls and procedures are effective.

Page ii of 19

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

ITEM 1.

FINANCIAL STATEMENTS

4

ITEM 2.

13

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

13

Overview

13

ITEM 3

15

CONTROLS AND PROCEDURES.

15

Item 1.

16

Legal Proceedings.

16

Item 2.

16

Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.

16

Defaults Upon Senior Securities.

16

Item 4.

16

Submission of Matters to a Vote of Security Holders.

16

Item 5.

16

Other Events or Information.

16

Item 6.

17

Exhibits and Reports on Form 8-K.

17

SIGNATURES

18

INDEX TO ATTACHED EXHIBITS

19

Page iii of 19

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

BALANCE SHEET

March 31, 2006

(Restated)

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ASSETS
	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)

Current Assets:
Cash	$ 434,608
Loans	65,000	65,000
Total current assets	499,608	1,020,621

Other Assets:
Deposit	2,000	2,000
Total other assets:	2,000	2,000

TOTAL ASSETS	$ 501,608	$1,022,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:	$ 88,226	$ 82,899
Accounts payable	88,226	82,899
Total current liabilities

Stockholders’ Equity:
Common stock: authorized 750,000,000
shares of $.00001 par value; issued and outstanding, 313,494,100 shares and 310,407,100 shares, respectively	3,135	3,104
Capital in excess of par value	4,326,153	1,906,202
Paid in capital - options	1,326,500	2,104,500
Paid in capital - warrants	227,281	231,263
Deficit accumulated during development stage	(5,469,687)	(3,305,347)

Total Stockholders’ Equity	413,382	939,722

TOTAL LIABILITIES AND
STOCKHOLDER’S EQUITY	$ 501,608	$ 1,022,621

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

			April 15, 2002
	Quarters Ended March 31,		(Date of Inception of Development Stage)
	2006	2005	To March 31, 2006 (Restated)

Revenue	$ -	$ -	$ -

Operating Expenses	2,164,340	59,068	5,469,687

Loss accumulated during
development stage	$(2,164,340)	$ (59,068)

Net Loss Per Share
Basic and diluted	$ -	$ -

Weighted Average Shares Outstanding	312,827,676	287,056,667

Operating expenses included
The following:
Option Grants for Services	$1,050,000	$ -	$3,190,000
Consulting Expenses	350,674	15,000	790,268
Professional Fees	287,763	17,650	396,381
Office Expenses	141,064	3,216	226,536
Travel and Meals	216,978	5,227	427,230
Payroll	52,500	-	108,692
Rent	16,272	-	26,819
Public Relations	9.005	1,655	38,965
Automobile Expenses	7,418	3,166	25,013
Impairment	-	-	123,000
Web Development	-	-	19,500
Other Officer Compensation	-	-	10,000
Insurance	5,861	-	19,339
Other Expenses	26,805	13,154	67,944
	$2,164,340	$59,068	$5,469,687

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

( A Development Stage Company )

STATEMENTS OF CASH FLOWS

(Unaudited)

			April 15, 2002
	Quarters Ended March 31,		(Date of Inception)
	2006	2005	Development Stage to March 31, 2006 (Restated)

Cash Flows From Operations:
Net loss from operations	$(2,164,340)	$(59,068)	$(5,469,687)
Adjustments to reconcile net loss to
net cash consumed by operating activities:
Changes not requiring cash outlay:
Common stock issued for services	140,000	1,305	170,319
Impairment charge	-	-	123,000
Options exercised for services	70,000	-	142,500
Value of options granted	1,050,000	-	3,190,000
Changes in assets and liabilities
Increase in accounts payable	5,327	5,436	88,226
Net cash consumed by
operating activities	(899,013)	(52,327)	(1,755,642)
Cash Flows From Investing Activities:
Deposit	-	-	(2,000)
Investment in Mexican Company	-	-	(2,500)
Investment in demand loans	-	-	(70,000)
Loan repaid	-	5,000	5,000
Net cash provided (consumed)
by investing activities	-	5,000	(69,500)

Cash Flows From Financing Activities:
Proceeds of sales of common stock	105,000	52,500	1,343,000
Proceeds from exercise options	170,000	-	275,000
Proceeds from exercise of warrants	103,000	-	641,750
Net cash provided by financing
activities	378,000	52,500	2,259,750

Net increase in cash	(521,013)	5,173	434,608

Cash balance, beginning of period	955,621	20,038	-

Cash balance, end of period	$434,608	$25,211	$434,608

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

2. RESTATEMENTS

Certain amounts have been reclassified or adjusted in these financial statements to adapt them to changes made to the financial statements of December 31, 2005, as amended.

BALANCE SHEET December 31, 2005
	As Originally Presented	Adjustments	As Restated
Investment	2,531	(2,531)(4)	-
Note Receivable Current	-	65,000(1)	65,000
Loans Receivable Other Assets	65,000	(65,000)(1)	-
Liability For Unissued Stock	25,000	(25,000)(2)	-
Common Stock – Par Value	3,100	4(2)	3,104
Capital in excess of par	1,777,907	24,996(2)	1,906,202
		3,500(3)	-
		103,969(4)	-
		(4,170)(2)	-
Paid in Capital – options	2,108,000	(3,500)(3	2,104,500
Paid in Capital – warrants	227,093	4,170(2)	231,263
Deficit	(3,198,847)	(106,500)(4)	(3,305,347)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

BALANCE SHEET

March 31, 2006

	As Originally Presented	Adjustments	As Restated
Investment	2,531	(2,531)(4)	-
Note Receivable Current	-	65,000(1)	65,000
Loans Receivable Other Assets	65,000	(65,000)(1)	-
Liability For Unissued Stock	50,000	(50,000)(2)	-
Common Stock – Par Value	3,130	5(2)	3,135
Capital in excess of par	4,172,859	49,995(2)	4,326,153
		3,500(3)
		103,969(4)
		(4,170)(2)
Paid in Capital – options	1,330,000	(3,500)(3)	1,326,500
Paid in Capital – warrants	223,111	4,170(2)	227,281
Deficit	(5,363,187)	(106,500)(4)	(5,469,687)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

QUARTER ENDED MARCH 31, 2006

	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2006		April 15, 2002 (Date of Inception of Development Stage) to March 31, 2006

	As Originally Presented	Adjustments	As Restated
Consulting expense	805,268	(15,000)(4)	790,268
	-	121,500(4)	-
Impairment	-	1,500(5)	123,000
Other expenses	69,444	(1,500)(5)	67,944
Loss Accumulated during development stage	5,363,187	106,500	5,469,687

Weighted Average Shares Quarter Ended March 31, 2006	312,452,676	375,000(6)	312,827,676

STATEMENT OF CASH FLOWS QUARTER ENDED MARCH 31, 2006
	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2006		April 15, 2002 (Date of Inception of Development Stage) to March 31, 2006

	As Originally Presented	Adjustments	As Restated

Net Loss from Operations	(5,363,187)	(106,500)(4)	(5,469,687)
Impairment	-	121,500(4)	123,000
		1,500 (5)

Common Stock issued for Services	185,319	(15,000)(4)	170,319

Asset write-off	1,500	(1,500)(5)	-

Net Cash Consumed by Operating activities.	(1,755,642)	-	(1,755,642)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(1)Reclassification to reflect the short term maturity of note receivable.

(2)Reclassification relating to stock paid for and options exercised for services rendered prior to the balance sheet date but issued subsequently.

(3)Reclassification of options exercised during 2005, for which stock was issued in 2006.

(4)Adjustments to revalue TAT transaction and to recognize impairment of investment.

(5)Reclassification of miscellaneous charge as impairment.

(6) Share amounts regarding the reclassification of stock paid for in previous period.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

3. SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

The following non-cash investing activity took place during the 2005 period:

The Company issued 3,100,000 shares as part of its investment in Tratamientos Ambientales de Tecate, S.A. de C. V. (TAT), a Mexican corporation.

The following non-cash financing activities occurred during the 2006 period:

Shares were issued for services in the 2006 period, totaling 150,000 shares.

4. COMMON STOCK

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

There are warrants to purchase 7,563,000 shares of common stock outstanding at March 31, 2006 as follows:

Balance 12/31/05		7,887,500
Warrants issued		87,500
Warrants exercised		412,000

Balance 3/31/06		7,563,000

These are exercisable as follows:
	Exercise Price	Number of Warrants
	$.25	6,313,000
	$.75	1,162,500
	$1.00	87,500
		7,563,000

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

6.   OPTIONS

During 2005, the Company initiated a Stock Option Plan.  Activity under that Plan during the first quarter of 2006 is recapped below:

Options available 12/31/05	17,400,000
Options granted during the first quarter	5,000,000
Options that expired in the first quarter	(2,000,000)
Options exercised during the first quarter	(2,400,000)
Options available 3/31/06	18,000,000

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

We believe we will require additional funds to continue our operations over the next 12 months.  We plan to supplement our cash reserves , through one or more of the following: (i) the sale of equity through the exercise of outstanding and to be issued options and warrants, (ii) private placements of our equity or debt securities or (iii) public offering of our debt or equity securities.  There can be no assurance that we will be able to raise additional funds on terms acceptable to us, or at all, to finance our operations as outlined above.  In the event we are not able to raise sufficient financing on terms acceptable to us, we may be force to curtail our operations or close.

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

Three month period ended March 31, 2006 compared with the three month period ended March 31, 2005:

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

Off-Balance Sheet Arrangements :

Since inception (April 15, 2002) through March 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

ITEM 3

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Legal Proceedings.

None

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

On March 27, 2006 ($45,000) and March 30, 2006 ($60,000), the Company sold 3 1/2 units consisting of common stock and warrants to four accredited investors at $ 30,000.00 per unit resulting in gross proceeds of $105,000 to the Company .  Each unit consisted of 50,000 shares of our common stock and a warrant to purchase 25,000 shares of common stock.  The warrants expire 18 months from the date of issuance and are exercisable at $ 1.00 per share.  In addition, on January 13, 2006 (400,000 shares) and February 1, 2006 (12,000 shares) we issued  412,000 shares to two accredited investors who exercised  warrants for gross proceeds to us of $103,000, and on January 3, 2006 (1,000,000 shares), January 11, 2006 (750,000 shares) and February 8, 2006 (650,000 shares) we issued 2,400,000  shares of common stock to four accredited investors who exercised options resulting in gross cash proceeds to us of $ 170,000, and $70,000 in value of services rendered to us.

We also issued options to purchase 5,000,000 shares of common stock pursuant to our 2005 Stock Option Plan:

	Optionee Name	Number of Shares	Exercise Price	Date of Grant/Expiration
1	Walter Salvadore	1,000,000	$0.83	March 14, 2006 / June 14, 2010
2	Thomas Mitchell	1,000,000	$0.83	March 14, 2006 / June 14, 2010
3	Sheik Hani A. Z. Yamani	1,000,000	$0.83	March 14, 2006 / June 14, 2010
4	Christopher A. Duncan	1,000,000	$0.83	March 14, 2006 / June 14, 2010
5	Gregory Callageri	1,000,000	$0.83	March 14, 2006 / June 14, 2010
	Total	5,000,000

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

Item 6.

Exhibits and Reports on Form 8-K.

See Exhibit Index following the signature page to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 3, 2006

International Power Group, Ltd.

/s/ Peter Toscano
Peter Toscano
( President and Chief Executive Officer)

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), Toscano

Exhibit 31.2 - Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), Mack

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Toscano

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Mack