Form 10QSB
period 2006-09-30
International Power Group, Ltd.
filed 2006-11-20
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [  ]  No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of November 16, 2006: 319,949,096 shares of Common Stock, $.00001 par value.

Transitional Small Business Disclosure format (check one):  Yes [  ]  No [X]

.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.

FINANCIAL STATEMENTS

3

BALANCE SHEETS

4

STATEMENTS OF OPERATIONS AND DEFICIT

5

STATEMENTS OF CASH FLOWS

7

NOTES TO FINANCIAL STATEMENTS

8

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

11

ITEM 3.

CONTROLS AND PROCEDURES.

14

PART II – OTHER INFORMATION

14

ITEM 1.

LEGAL PROCEEDINGS

14

ITEM 2.

UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

14

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

14

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OR SECURITIES HOLDERS

15

ITEM 5.

OTHER INFORMATION

15

ITEM 6.

EXHIBITS

15

SIGNATURES

16

INDEX TO ATTACHED EXHIBITS

17

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)

Current Assets:
Cash	$ 839,723	$ 955,621
Accrued interest receivable	2,441	-
Notes receivable	-	65,000

Total current assets	842,164	1,020,621

Other Assets:
Deposit	2,000	2,000
Total other assets	2,000	2,000

TOTAL ASSETS	$ 844,164	$ 1,022,621

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$ 61,343	$ 82,899
Loans payable	200,000	-
Total current liabilities	261,343	82,899

Stockholders’ Equity:
Common stock: - authorized 750,000,000
shares of $.00001 par value; issued and outstanding, 318,019,097 shares and 310,407,100 shares, respectively	3,180	3,104
Capital in excess of par value	6,732,153	1,906,202
Paid in capital - options	3,270,500	2,104,500
Paid in capital - warrants	581,486	231,263
Deficit accumulated during development stage	(10,004,498)	(3,305,347)

Total Stockholders’ Equity	582,821	939,722

TOTAL LIABILITIES AND
STOCKHOLDER’S EQUITY	$ 844,164	$ 1,022,621

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

			April 15, 2002
	Nine Months Ended September 30,		(Date of Inception of Development Stage)
	2006	2005	To September 30, 2006

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES (A)	6,699,255	869,704	10,004,602

LOSS FROM OPERATIONS	(6,699,255)	(869,704)	(10,004,602)
OTHER INCOME (EXPENSE)
Interest income	2,441	-	2,441
Interest expense	(2,337)	-	(2,337)

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$(6,699,151)	$ (869,704)	$(10,004,498)

NET LOSS PER SHARE
Basic and diluted	$ (0.02)	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	314,078,370	294,389,277

(A) Operating expenses included
the following:
Options Expense	$3,034,000	$340,000	$ 5,174,000
Consulting Expenses	1,325,169	264,560	1,764,763
Professional Fees	767,474	69,068	876,092
Payroll and Payroll Taxes	439,481	20,615	495,673
Travel and Meals	645,992	84,955	856,244
Office Expenses	156,970	24,134	221,668
Rent	93,739	-	104,286
Public Relations	110,262	21,233	140,222
Insurance	35,854	-	49,332
Automobile Expenses	28,038	-	45,633
Web Development	-	-	19,500
Internet Expense	2,656	-	14,763
Impairment	-	-	123,000
Other Expenses	59,620	45,139	119,426
	$6,699,255	$ 869,704	$ 10,004,602

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS and

DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

			April 15, 2002
	Three Months Ended September 30,		(Date of Inception of Development Stage)
	2006	2005	To September 30, 2006

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES (A)	3,436,599	324,169	10,004,602

OPERATION LOSS	(3,436,599)	(324,169)	(10,004,602)

OTHER INCOME (EXPENSE)
Interest Income	-	-	-
Interest expense	(2,337)	-	(2,337)

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$ (3,438,936)	$ (324,169)	$(10,004,498)

NET LOSS PER SHARE
Basic and diluted	$ (0.01)	$ -

WEIGHTED AVERAGE SHARES OUTSTANDING	318,019,097	290,810,387

(A) Operating expenses included
the following:
Options Expense	$1,984,000	$ -	$ 5,174,000
Consulting Expenses	545,735	190,540	1,764,763
Professional Fees	273,746	26,835	876,092
Payroll and Payroll Taxes	202,094	20,615	495,673
Travel and Meals	196,565	60,898	856,244
Office Expenses	48,334	14,289	221,668
Rent	57,130	-	104,286
Public Relations	85,114	10,305	140,222
Insurance	18,851	-	49,332
Automobile Expenses	10,056	-	45,633
Web Development	-	-	19,500
Internet expenses	178	-	14,763
Impairment	-	-	123,000
Other Expenses	14,796	687	119,426
	$3,436,599	$ 324,169	$10,004,602

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			April 15, 2002
			(Date of Inception)
	Nine Months Ended September 30,		Development Stage to September 30, 2006
	2006	2005

Cash Flows From Operations:
Net loss	$(6,699,151)	$(869,704)	$(10,004,498)
Adjustments to reconcile net loss to
net cash consumed by operating activities:
Changes not requiring cash outlay:
Common stock issued for services	716,250	103,428	746,569
Asset write-off	-	-	123,000
Options exercised for services	70,000	340,000	142,500
Value of options granted	3,034,000		5,174,000
Changes in assets and liabilities
Decrease (increase) in accounts payable	(21,556)	40,916	61,343
Increase in interest receivable	(2,441)	-	(2,441)
Net cash consumed by operating
activities	(2,902,898)	(385,360)	(3,759,527)

Cash Flows From Investing Activities:
Acquisition of waste disposal permit	-	-	(2,000)
Investment in Mexican Company	-	-	(2,500)
Notes receivable	-	(30,000)	(70,000)
Repayments of notes receivable	65,000	5,000	70,000
Net cash consumed by investing
activities	65,000	(25,000)	(4,500)

Cash Flows From Financing Activities:
Proceeds of sales of common stock	1,914,000	788,500	3,152,000
Proceeds of option exercises	270,000	-	375,000
Proceeds from exercise of warrants	338,000	-	876,750
Proceeds of loans payable	200,000	-	200,000
Net cash provided by financing
activities	2,722,000	788,500	4,603,750

Net (decrease) increase in cash	(115,898)	378,140	839,723
Cash balance, beginning of period	955,621	20,038	-
Cash balance, end of period	$ 839,723	$ 398,178	$ 839,723

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of International Power Group, Ltd., (IPWG) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and September 30, 2005 have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ended December 31, 2006.

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

The following non-cash investing activity took place during the periods presented:

In February 2005, the Company issued 3,400,000 shares as part of its investment in Tratamientos Ambientales de Tecate, S.A. de C. V. (TAT), a Mexican corporation.  On May 23, 2006, the principal of TAT returned to IPWG 1,200,000 of the 3,400,000 shares paid as part of IPWG’s investment in TAT, and agreed to cancel an additional 900,000 of the 3,400,000 shares.

A total of 800,000 shares were issued for services during the nine month period ended September 30, 2006, whereas 227,100 shares were issued for services during the nine month period ended September 30, 2005.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

3. COMMON STOCK AND WARRANTS

The Company issued stock in private placements during the nine month periods ended September 30,  2006 and 2005. A total of 3,259,997 shares of common stock was sold during the nine month period ended September 30, 2006, whereas 16,970,000 shares were sold during the nine month period ended September 30, 2005 .  These sales resulted in net proceeds of $1,914,000 and $788,500, respectively.

During the aforementioned nine month periods, the shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one-half share of stock.  For the first nine months of 2006, warrants to purchase 1,629,998 shares of common stock were issued, exercisable at $1.00 per share for eighteen months.  The warrant activity during the nine month period ended  September 30, 2006 is summarized below:

Balance beginning of period	7,887,500
Warrants issued	1,629,998
Warrants exercised	1,352,000

Balance end of period	8,165,498

These are exercisable as follows:	5,435,500	@ $ .25
	1,100,000	@ $ .75
	1,629,998	@ $1.00
	8,165,498

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

The following recaps the activity in common stock for the nine month period ended September 30, 2006.

	SHARES	AMOUNT

Balance 12/31/05	310,407,100	$1,909,306

Shares issued for services	800,000	716,250
Shares issued for warrants exercised	1,352,000	338,000
Shares cancelled re: prior acquisition	(1,200,000)	-
Transfer re: expired options	-	1,800,000
Shares issued for options exercised
Cash	2,700,000	270,000
Services	700,000	70,000
Shares issued for cash, net of
portion allocated to warrants	3,259,997	1,528,625

Transfer value re: option exercised		68,000
Transfer value re: warrants exercised	-	35,152
Balance 9/30/06	318,019,097	$ 6,735,333

4.  SUBSEQUENT EVENT

On October 5, 2006, the Company began the process of acquiring the assets of three Swedish entities named Anovo AB, Add-Power AB and SUPE (collectively “Add-Power”) for a total consideration of $2,000,000.  These entities hold patents and other intellectual property that the Company believes will be beneficial to its business of developing waste-to-energy facilities and other alternative energy businesses including solar, industrial waste heat recapture and biomass conversion.  The Company plans to complete this acquisition during the fiscal fourth quarter of 2006.  The Company has made an initial payment of $600,000 and will pay the remaining $1,400,000 in six equal payments at two month intervals beginning sixty (60) days after final closing.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview:

We commenced our development stage in November 2004 upon our acquisition of International Power, Inc. (which was incorporated on April 15, 2002).  We have not had any revenues and only losses since well before that time.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

Plan of Operation.

Our operating plan for the next 12 months and thereafter has four components: (1) to commence construction of the Ensenada, Mexico WTE project, get it operational and progress as far as possible into joint testing of the project in preparation for taking it over and operating it on a commercial basis, (2) initiated sales and licensing of AddPower units upon completion of the acquisition of Add-Power, see where disclosed below, (3) to complete pending negotiations to initiate WTE projects in Saudi Arabia, and (4) to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan we have self-imposed the following goals:

PROJECTED DATE

Goal	Projected Date
Completion of Add-Power acquisition	December, 2006
Processing of site permits in Ensenada, and other municipalities in Mexico	First Quarter 2007
Processing of site permits in the Kingdom of Saudi Arabia	First Quarter 2007

Acquisitions.

On October 5, 2006, the Company began the process of acquiring the assets of three Swedish entities named Anovo AB, Add-Power AB and SUPE (collectively “Add-Power”) for a total consideration of $2,000,000.  These entities hold patents and other intellectual property that the Company believes will be beneficial to its business of developing waste-to-energy facilities and other alternative energy businesses including solar, industrial waste heat recapture and biomass conversion.  The Company plans to complete this acquisition during the fiscal fourth quarter of 2006.  The Company has made an initial payment of $600,000 and will pay the remaining $1,400,000 in six equal payments at two month intervals beginning sixty (60) days after final closing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IPWG and its predecessors have been in business for less than two years and have conducted active business operations for only twenty months as of the date of this filing.  The first approximately six months were spent exploring business prospects.  The Company has spent approximately the last twelve months initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation of construction of a WTE Plant in Ensenada.  The second step in developing our business plan was to find a source that could assist the Company to raise the capital required to build and begin operating WTE facilities.  IPWG currently has no income from business operations and does not expect to realize operating revenues  from WTE facilities for approximately two years when it expects that its first WTE facilities will commence revenue generating operations.

Ability to Meet Cash Requirements

Our Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, it has received no significant income from its business operations.  As of September 30, 2006, we had an accumulated loss of $10,004,602 during the development stage.  The expenses that produced this operating loss included non-cash stock based expenses in the sum of $7,063,069 (mostly compensation) and cash expenses of approximately $2,941,533. Notwithstanding this loss figure, the Company’s cash position only decreased to $839,723 at September 30, 2006 from $955,621 at December 31, 2005 as the result of the receipt of $2,522,000 in the sale of stock and exercises of options and warrants.  In addition, the Company received loans from individuals in the amount of $200,000 that are due before the end of the fiscal year.

In October 2006, the Company used $600,000 of its cash balance to make the first payment for the acquisition of Add-Power.

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

1.

Working capital to cover overhead and execution costs during construction of waste to energy plants (approximately $19.5MM), additional details provided in the chart below.

2.

Working capital to cover the recently completed acquisition of Add-Power and the commercialization of AddPower units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $3.3 MM.

3.

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

Purchase of Plant and Equipment.

Central to our business plan is the construction of a WTE plant in Ensenada, Mexico as discussed above.  We also intend to negotiate for the purchase and construction  of WTE plants in the Kingdom of Saudi Arabia. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license which will enable us to establish waste-to-energy plants in the country.  The development and construction of each proposed WTE facility will be dependent on: (i) locating appropriate land and obtaining permits for a WTE facility, (ii) obtaining financing (including related financial guaranty and risk insurance) for purchase of materials and equipment and construction of facilities and (iii) securing contracts for delivery of waste and sales of byproducts which will produce revenues sufficient to cover debt service and operation costs.  In the event we are not able to finance one or more proposed WTE facilities, we would be forced to abandon any such projects.

Change in the Number of Employees.

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

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2006, the Company sold 33.63 units consisting of common stock and warrants to eight accredited investors at $ 30,000.00 per unit resulting in gross proceeds of $1,009,000 to the Company .  Each unit consisted of 50,000 shares of our common stock and a warrant to purchase 25,000 shares of common stock.  The warrants expire 18 months from the date of issuance and are exercisable at $ 1.00 per share.  In addition, during this quarter, we issued 1,000,000 shares to four accredited investors who exercised options for gross proceeds to us of $100,000. Finally, during this quarter, we issued 425,000 shares of common stock to  two accredited investors for services rendered.

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

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OR SECURITIES HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

See Exhibit Index following the signature page to this Quarterly Report on Form 10-QSB

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2006

International Power Group, Ltd.

/s/ Peter Toscano
Peter Toscano
(President and Chief Executive Officer)

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