Form 10KSB/A
period 2005-12-31
International Power Group, Ltd.
filed 2006-11-22
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C.  20549

FORM 10-KSB/A/ 5

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $100,687,790 as of October 25, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 315,374,096 shares of common stock as at October 25, 2006.

Transitional Small Business Disclosure Format (Check One).  Yes [    ]     No [ X ]

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2005

EXPLANATORY NOTE

This amendment is being filed to correct the value assigned to the acquisition of International Power Inc. by the Company.

This Form 10-KSB/A Amendment 5 amends the Company’s Form 10 KSB/A Amendment 4 , filed with the United States Securities and Exchange Commission on November 03, 2006.

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

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005 and 2004

(Restated)

	Common Stock		Capital in Excess of Par Value	Warrants		Options		Deficit Accumulated During Development Stage	Total
	Shares	Amount		Number	Amount	Number	Amount
Balance, January 1, 2004	150,000,000	$ 1,500	$ -		$ -		$ -	$ -	$ 1,500
Shares issued for acquisition	33,000,000	330	(330)
Shares issued for services	100,000,000	1,000	9,000						10,000
Sales of common stock	1,980,000	20	49,480	990,000	-				49,500
Net loss for the year								(37,637)	(37,637)

Balance, December 31, 2004	284,980,000	2,850	58,150	990,000	-		-	(37,637)	23,363
Shares issued for cash	18,065,000	181	936,417	9,032,500	251,902				1,188,500
Options granted						19,000,000	2,140,000		2,140,000
Options exercised for services rendered	725,000	7	72,493			(725,000)			72,500
Proceeds from option exercises	1,050,000	10	104,990			(1,050,000)			105,000
Transfer re. options exercised	-		35,500				(35,500)		-
Shares for warrants exercised	2,135,000	21	538,729	(2,135,000)					538,750
Transfer re. warrants exercised	-		20,639		(20,639)				-
Shares for acquisition of equity interest	3,400,000	34	118,966						119,000
Shares issued for services	52,100	1	20,318						20,319
Net loss for the year								(3,267,710)	(3,267,710)
Balance, December 31, 2005	310,407,100	$3,104	$1,906,202	7,887,500	$231,263	17,225,000	$2,104,500	$(3,305,347)	$ 939,722

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

 Note 2.  DEVELOPMENT STAGE

The Company is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No.7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  The Company has been in the development stage since April 15, 2002, the date of its inception.

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

Predecessor Entities.

The Company acquired International Power, Inc. (“Power”), which was formed as a Delaware corporation on April 15, 2002 on October 5, 2004 for 75,000,000 common shares of the company issued to Peter Toscano and 75,000,000 common shares of the Company issued to Jack Wagenti in exchange for 6,000,000 shares each of Power.  The total of 12,000,000 shares of Power exchanged by Messrs. Toscano and Wagenti represented 66% of Power ’s outstanding common stock.   The acquisition was valued at $1,500, the par value of the total of 150,000,000 company shares issued to Messrs. Toscano and Wagenti.  The acquisition was completed when Toscano and Wagenti each caused 13,498,520 of the Company shares they received in the transaction to be transferred to other persons who had previously held shares in Power and contributed to the Company for no compensation the shares of Power they received in the exchanges.  The shares held by the minority shareholders of Power represented 34% of Power.  When all the transactions had been completed, the Company acquired 100% of the issued and outstanding shares of Power. in exchange for a total of 150,000,000 common shares and Power was dissolved.

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

Item 13

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
10.8	Kingdom of Saudi Arabia license (6)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(7)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(7)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(7)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(7)

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

Date: November 22, 2006