Form 10KSB
period 2006-12-31
International Power Group, Ltd.
filed 2007-04-16
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. - 20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

For the Fiscal Year Ended December 31, 2006.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  Yes [   ]    No [ X]

State issuer’s revenues for its most recent fiscal year:  $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $40,960,436 as of April 5, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 349,684,096 shares of common stock as at April 5, 2007.

Transitional Small Business Disclosure Format (Check One).  Yes [    ]     No [ X ]

INTERNATIONAL POWER GROUP, LTD.

FORM 10-KSB

December 31, 2006

TABLE OF CONTENTS

PART I

3

Item 1

Description of Business.

3

Item 2

Description of Property.

17

Item 3

Legal Proceedings.

17

Item 4

Submission of Matters to a Vote of Securities Holders.

17

Item 5

Market for Common Equity, Related Stockholder Matters.

17

Item 6

Management’s Discussion and Analysis or Plan of Operation.

19

Item 7

Financial Statements.

24

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

37

PART II

37

Item 9

Directors and Executive Officers of the Registrant; Compliance with Section 16(a)of the Exchange Act.

37

Item 10

Executive Compensation.

41

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

43

Item 12

Certain Relationships and Related Transactions.

45

Item 13

Exhibits

46

Item 14

Principal Accountant Fees and Services.

47

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

PART I

Item 1

Description of Business.

When we use the words “we,” our,” “us,” the “Company” or “IPWG” in this report, we are referring to International Power Group, Ltd. and its subsidiaries. IPWG was incorporated in the State of Delaware on November 30, 1998.

We believe we have technology and contractors available to us to build waste-to-energy disposal facilities that reduce solid waste output to approximately 16% of input, which breaks down as follows: 1.7% fly ash must be treated before it can be placed on a landfill and 14.3% is bottom ash of which 15% is ferrous materials that may be sold as scrap metal, 70% may be sold as construction material for manufacture of concrete, cinder block and road and road beds, and 15% is discarded.  The waste-to energy facilities earn fees from waste disposal (tipping fees) and also produce at the same time electricity and potable water in commercially saleable amounts.  Collectively, the process is referred to herein as waste-to-energy (“WTE”) technology.

We believe the sum of tipping fees, electrical, water and ash receipts will exceed our financial and operating costs and our facilities will have relatively minimal adverse effects on the environment compared with most other waste disposal methods.

Principal products and services.  IPWG, on its own and through collaboration with strategic partners and others, is marketing and plans to build and operate waste-to-energy facilities to process solid and hazardous wastes by incineration.  The incinerator will produce marketable electricity, potable water and a component in construction materials including cement and road beds.

We have available components and technologies that incinerate solid waste and hazardous waste at high temperatures.  The incinerator produces steam, which drives a turbine which produces electricity and condenses the steam into water.  The electricity and steam drive further processes which scrub smoke-stack air emissions, produce potable water, ash and enough excess electricity to sell.  We believe we can customize the operation of WTE facilities to suit community needs by maximizing electricity or potable water, with little or no loss of efficiency or environmental friendliness.

The WTE technology, customized for each locale in which our facilities are to be deployed, is expected to be the basis for our business operations, though management will continue to be receptive to the acquisition and development of complimentary businesses and technologies.

We believe our WTE facilities will offer financial rewards from start to finish for waste generators and collectors, governments charged with disposal and ourselves.  Waste generators and collectors will not be burdened with potential liabilities for land-fill clean-up; governments need not create land-fills; and we may be able to build a profitable business.  We anticipate three primary income streams: (i) tipping fees, (ii) the sale of electricity and (iii) the sale of potable water.  We also expect to augment revenues by selling up to 70% of the ash produced from the processes as construction material, and thereby reducing our disposal costs.

In October 2006, we purchased proprietary patented technologies, which include waste-to-energy, AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

The Company believes that it will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of clean electricity. The Company also plans to use these technologies to increase the efficiency of its own planned waste-to-energy facilities.

The Company believes that the acquisition of these technologies will allow it to convert greater quantities of heat, produced from boilers and turbines, and potentially increase the output of salable electricity by 20 to 30% or more over technologies that are currently available. The Company also believes that the LTT technology will provide the Company with an extremely efficient “low-temp turbine” which is powered by a proprietary fluid to drive the turbine and produce electricity at approximately 200 °  F, whereas most conventional boilers and turbines can only produce electricity at temperatures between 600° - 800 ° F.

In November 2006, the Company entered into a Joint Venture Agreement with Sistemas Ecologicas Para La Proteccion Ambiental S.A. (“SEPA”) and Mr. Mario Salguero Rossainzz. The agreement provides that the joint venture will build and operate a waste-to-energy plant in the City of Mexicali, North Baja California, Mexico.

Contemplated Projects.  During the last fiscal year we developed contacts in several countries that we believe may lead to the construction of WTE facilities.  Those contacts are located, and WTE facilities are proposed, in the Kingdom of Saudi Arabia, Mexico, Egypt and the United States. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license which will enable us to establish waste-to-energy plants in this country. We have identified certain countries and geographic regions where, due to varying combinations of land fill shortages, energy needs and potable water scarcity, we believe WTE technology would be particularly effective.  We believe our management’s experience in the waste management industry positions us to address the waste management needs of developed and developing nations.

Distribution methods of the products or services.

Our business plan is to locate, finance, build and operate WTE facilities for governmental entities and others charged with the disposal of municipal, commercial, industrial and certain hazardous wastes.  We intend to focus on municipalities that have significant waste-handling and land fill problems and areas that can benefit from potable water and additional electricity production.  Our primary marketing strategies include direct contact with government officials and large producers and handlers of waste.  We also intend to rely on limited and highly targeted advertising.  Integral to these methods is the development of strong brand identification for the Company coupled with increasing awareness of our target markets in the financial, ecological and tactical advantages of WTE technology.

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

We believe that the waste-to-energy field, due to its relatively young age in the history of solid waste disposal, presents opportunity because of the disparities in technologies and fragmentation in the industry.  New technologies emerge frequently.  Many have local application only, or insufficient exposure to draw global interest.  The components of our WTE technologies are commercially available.  We do not believe, however, that any entity has assembled or engineered facilities in the same manner as facilities that we plan to construct.  That is not to say that there is not substantial competition for the three primary sources of income from which we expect to receive revenue – tipping fees and sales of electricity and potable water.  As to the production of saleable by-products, i.e. electricity, potable water and usable ash, we believe there will be competitors in the production of each of these products in each locale in which we plan to operate.  Due to the limited production of those products by our process and because they are only by-products, we plan to partner with potential competing vendors in those locales to gain the efficiencies of the established distribution networks.

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

We expect to compete for business on the basis of geographic location, environmental advantages of waste to energy over landfills, “tipping” or waste disposal fees, power generation fees, the sale of potable water, and the quality of operations.  Our ability to obtain permits and to locate WTE facilities may be limited in areas where there is adequate space for low cost landfill based disposal of waste, inadequate tipping fees for waste disposal, or abundant and inexpensive sources of electrical power generation and potable water. We expect that operational costs will be offset (with excess revenue for debt service and profits) by a combination of tipping fees and sales of by products (electricity, water and saleable ash products).  If the combination of the revenue streams is estimated to be insufficient to operate a WTE facility, service its debt and produce a profit, we believe that neither local community nor our financial supporters will approve such a facility.  Labor, operating and disposal costs, as well as the value of our by-products, vary widely throughout the areas in which we plan to operate.  The tipping fees we expect to charge will be determined locally, and typically vary by the volume and weight, type of waste, treatment requirements, risk of handling or disposal, and labor costs.

Sources and availability of raw materials.

We believe there is a readily available supply of machinery, materials, equipment and associated vendors to design, fabricate, construct and if necessary operate the waste-to-energy plants that we expect to build.  We believe the worldwide need for waste-to-energy plants continues to expand as energy costs and the need for potable water increases and open space for land-fills declines.  Increasing energy costs coupled with waste generation and fewer landfills provides a growing opportunity for renewable energy solutions.  We do not believe we are dependent on any one source for supply of any of the products used in our planned WTE process.

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

We believe there are adequate capital markets, assuming the creditworthiness of the contracting party to the tipping fee contracts, the power generation agreements and potable water sales (or availability of insurance to augment the creditworthiness of such contracting parties), to securitize the cash flow from such agreements.

Patents, Trademarks, Licenses, Vendors, etc.  As of December 31, 2006, IPWG does not own any patents, trademarks or licenses or have any contracts with vendors to provide services other than proprietary patented technologies that IPWG owns through Add-Power AB that IPWG expects will be beneficial to its business of developing waste-to-energy facilities and expanding into other alternative energy businesses.  IPWG is in negotiation with parties who provide, or IPWG believes has available to them on reasonable commercial terms, adequate technologies to execute IPWG’s business plan.

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

Government Approval and the Effect of Government Regulations.  The United States Environmental Protection Agency (“US EPA”) has adopted regulations related to several aspects of solid waste management, including but not limited to regulations related to the products of waste combustion, heavy metal disposal and ground water contamination.  We believe that our proposed WTE facilities’ regulated emissions will be less than permissible limits.  No assurance can be given that the proposed WTE facilities will perform as specified or that applicable regulations will not be strengthened.  In connection with the operation of WTE plants outside the United States, the Company will be required to comply with all regulations, rules and directives imposed by the host governments.

The Company expects to build plants that are comprised of lines or modules.  Initially, each plant will have 2 to 6 lines that will cost in the range of $30,000,000 to $50,000,000 per line to construct, depending on the type of waste we are to receive.  Each line is estimated to consume approximately 100 tons of waste per day per line. This amount does not include land acquisition costs, legal fees or management time.  The Company anticipates that in each country of operation, the Company will face various requirements of independent testing and verification of emissions outputs, water sampling, and other environmental monitoring requirements, in addition to oversight and testing by the various government agencies.

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

Number of Employees.

As of December 31, 2006, we had 12 employees (seven officers and five administrative personnel).  Our officers devote as much time to our business as they deem necessary, which presently is in excess of 40 hours per week.  However, each is also involved in other business ventures.  Our administrative employees work fulltime for the Company.

RISK FACTORS

In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial position or results of operation. If one or more of these or other risks or uncertainties materialize or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. There may be additional risks that we do not presently know or that we currently believe are immaterial which could also impair our business or financial position.

Business and Financial Risks

Our accountants have issued a going concern opinion and we have limited working capital, minimal net worth and substantial current losses that inhibit our ability to implement our business plan.

To date, we have met our working capital requirements through the private placement of our securities and through loans.  To support our operations and planned expansion, we are in need of approximately $11,703,000 of additional capital over the next 12 months.  Since entering the WTE field in November 2004, we have not generated any revenue from WTE facilities operations and have experienced substantial losses. As of December 31, 2007, we had a cash balance of $1.7 million and negative working capital of $0.5 million.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we develop WTE facilities.  As of December 31, 2006, we had an accumulated deficit of approximately $13.8 million. For the year ended December 31, 2006, we reported a loss of approximately $10.5 million.

There is no assurance that we will successfully develop a commercially viable product.

We plan to be assemblers of WTE technology.  As of December 31, 2006, other than the process by which we plan to assemble the described WTE facilities, we do not have any patented intellectual property of our own and we are dependent on our relationships with third-parties for location of sites to build facilities, permits for operation, construction of the facilities, purchase of the parts to assemble the facilities, operation of the facilities and sales of the by-products.  Since our formation in November 30, 1998, we have engaged in various activities and businesses, but we have not produced a profit.  We have generated no revenue from WTE facilities operations, do not have any operational WTE facilities, and none are expected to be completed until after October, 2007, if at all.  There can be no assurance that our efforts will lead to the construction of WTE facilities, or revenues or profits from such facilities if built.

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

We have a limited operating history. We are therefore subject to all the risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including, technical, engineering, sales and marketing personnel) and a need for additional capital to finance our efforts and intended growth.  We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

We need substantial additional financing to execute our business plan which may not be available. If we are unable to raise additional capital, we may not be able to continue operations.

We need substantial additional capital to expand our plant development and construction and sales efforts.  Our current resources are insufficient to fund operations.  We believe that we will need an additional $11.7 million to fund plant development and support operations over the next 12 months.  We have not and cannot assure you that we will be able to secure any such financing.  We may not be able to find financing on terms that are acceptable to us.  If we cannot obtain such financing, we will not be able to execute our business plan or continue operations.

We do not have employment contracts with any of our employees.

Development of our business depends to a significant degree on the continuing contributions of our key management and technical personnel on whom we rely to assist in the design, development, construction and operation of our proposed WTE facilities. We cannot assure you that they will remain with us, especially because we do not have any employment contracts with these persons

We are dependent on third party relationships for critical aspects of our business; problems in these relationships may increase costs and/or diminish our ability to implement our business plan.

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

We could be liable if our operations cause environmental damage to our properties or to the property of other landowners, particularly as a result of the contamination of potable water sources or soil.  Under current law, we could even be held liable for damage caused by conditions that existed before we acquired the assets or operations involved.  Any substantial liability for environmental damage could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Waste to energy technology has not yet gained market acceptance, nor do we know whether a market will develop for it in the foreseeable future.

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

We depend on our executive officers and need additional marketing, engineering, administrative and technical personnel to be successful. We cannot assure you that we will be able to retain or attract such persons; our current officers have other business endeavors in addition to their work for our company.

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

Our officers, who are active employees, presently devote in excess of 40 hours per week to our business activities.  However, they also have outside business activities which may cause a conflict regarding the time available to devote to our business.

Our current management has a significant voting majority of our company’s outstanding common stock and can prevent changes in management, policy or outside takeover of our business.

Our current officers and directors own over 62% of our issued and outstanding common stock and can control the appointment and/or election of all directors and officers.

RISKS RELATED TO CONSTRUCTION OF WTE PLANTS.

We will depend on third parties to design and build our WTE facilities. However, their failure to perform could force us to abandon business, hinder out ability to operate profitably or decrease the value of your investment.

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

RISKS RELATED TO THE POWER INDUSTRY.

Competition from the advancement of alternative power may lessen the demand for our technology which could negatively impact our potential for profitability and reduce the value or your investment.

Alternative power and energy technologies and production methods are continually under development.  New developments could reduce the demand for our expected power production and technology, which would negatively impact the value of your investment.

Consumer resistance to the concept of converting waste to energy based on the belief that it is expensive to produce, adds to air pollution, is odorous and takes more energy to produce than it contributes may affect our ability to achieve market acceptance and reduce the value of your investment.

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

RISKS RELATED TO OUR COMMON STOCK.

Applicable SEC rules governing the trading of “Penny Stocks” Limits the trading and liquidity of our common stock.

The bid and ask quotations of our common stock have been reflected on the Over-the-Counter Bulletin Board under the symbol “IPWG” since March 9, 2007. Prior thereto, the quotations were reflected on the Unsolicited Pink Sheets.  Since our common stock continues to be quoted below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

Approximately 53,325,869 of our 345,509,096 shares outstanding as of December 31, 2006 are in the “publicly trading float”.  Public sale of those shares could have a depressive effect on the public market price of our common stock.

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

As of December 31, 2006, we had outstanding vested options to purchase 22,900,000 shares of common stock at a weighted-average exercise price of $0.46 and vested warrants to purchase 11,695,498 shares of common stock with a weighted-average price of $0.49.

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

The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies.  In addition, the market prices of the common stock of many publicly traded solid waste companies have been and can be expected to be especially volatile.  Our common stock price in the 52-week period ended December 31, 2006, had a low of $0.30 and high of $1.18.  Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our schedules and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock.  The realization of any of the risks described in these “Risk Factors” may have a significant adverse impact on such market prices.

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

Item 2

Description of Property.

The Company’s executive offices are located at 950 Celebration Blvd., Suite A, Celebration, Florida 34747.  The premises are leased to the Company at approximately $6,000 per month.  The lease is for four years.  At this time the Company does not have any tangible assets.  Specifically, we do not own any substantial real or personal property.  We also maintain satellite offices as follows:

•

Mexican Office: Culiacan No. 17-105, Colonia Hipodromo Condesa, Delegacion Cuauhtémoc, Mexico City. Z. C., Mexico, month-to-month rental at $747.50 (USD) per month;

•

London Office: 1 Threadneedle Street, London EC2R8AW, England, month-to-month arrangement requiring 60 days’ notice; monthly rent: $1,304.17 (USD);

•

Northeast England Office: Royal Albert House, Sheet Street, Windsor Royal Berkshire, England, month-to-month arrangement requiring 60 days’ notice; monthly rent: $1,130.28 (USD); and

•

Sweden Office:  Florettgatan 29B. 25467 Helsingborg, Sweden; one year lease with option to renew monthly rent: $1,455.00 (USD)

Item 3

Legal Proceedings.

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4

Submission of Matters to a Vote of Securities Holders.

None.

Item 5

Market for Common Equity, Related Stockholder Matters.

Our shares of common stock have been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “IPWG” beginning on March 9, 2007. Prior thereto, bid and ask quotations for our common stock were reflected on the Unsolicited Pink Sheets under the symbol “IPWG.” A summary of the quotations by quarter for our 2006 and 2005 fiscal year is as follows:

Market Information.

	High	Low
Fiscal Year 2006
Quarter ended March 31, 2006	$1.18	$1.00
Quarter ended June 30, 2006	0.88	0.81
Quarter ended September 30, 2006	0.92	0.50
Quarter ended December 31, 2006	0.70	0.30
Fiscal Year 2005
Quarter ended March 31, 2005	$.045	$.045
Quarter ended June 30, 2005	0.40	0.25
Quarter ended September 30, 2005	0.72	0.64
Quarter ended December 31, 2005	1.86	1.59

Source:

Interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

.

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

Outstanding Warrants and Options

As of December 31, 2006, there are outstanding warrants to purchase 11,695,498 shares of our common stock, and options to purchase 22,900,000 shares of our common stock.

Restricted Securities.

As of April 5, 2007 there were 349,684,096 shares of common stock of the Company outstanding registered to 275 stockholders of record, of which 284,900,396 are carried as “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933.  Of restricted securities, 71,751,086 shares are held by non-affiliates of the Company and the balance of 213,149,310 are held by officers and directors (“affiliates”) of the Company, including Peter Toscano who beneficially owns 100,954,830 shares and Jack Wagenti who beneficially owns 106,194,480 shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.  In December 2006, we sold 11.7 million shares of our common stock at $.20 per share to Armada Asset Management LLC. and five individual investors and issued those same investors 5.4 million warrants exercisable at $.40 per warrant. In December 2006, we sold 10 million shares of our common stock to Armando Ruiz, the Manager of Armada Asset Management LLC, for services. In both instances, the offering and sale qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 6

Management’s Discussion and Analysis or Plan of Operation.

Overview.

We commenced our development stage in November 2004 upon our acquisition of International Power, Inc.  The first approximately six months were spent exploring business prospects.  The Company has spent approximately the last two years initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation of construction WTE Plants in Mexico and Saudi Arabia. In July 2006, the Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us an environmental license which will enable us to establish waste-to-energy plants in the country.  The second step in developing our business plan was to find sources that could assist the Company to raise the capital required to build and begin operating WTE facilities.  IPWG has not had any revenues and cumulative losses of $16.1 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

We expect to begin realizing operating revenues in the fourth quarter of 2007 from the receipt of tipping fees associated with one or more of our WTE facilities.  We are expecting to store waste on our property during the construction of a facility.  We are expecting revenue from our WTE energy plants to commence in 2009 after the completion of the construction of the plant.

In October 2006, we purchased proprietary patented technologies, which include waste-to-energy, AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

The Company believes that it will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of clean electricity. The Company also plans to use these technologies to increase the efficiency of its own planned waste-to-energy facilities.

The Company believes that the acquisition of these technologies will allow it to convert greater quantities of heat, produced from boilers and turbines, and potentially increase the output of salable electricity by 20 to 30% or more over technologies that are currently available. The Company also believes that the LTT technology will provide the Company with an extremely efficient “low-temp turbine” which is powered by a proprietary fluid to drive the turbine and produce electricity at approximately 200°  F, whereas most conventional boilers and turbines can only produce electricity at temperatures between 600° - 800 °F.

Plan of Operation.

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low level radioactive waste as a result of our acquisition of TMES’s assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our operating plan for the next 12 months and thereafter has three components: (1) to complete pending negotiations to initiate construction of WTE projects in Mexicali, Mexico, Saudi Arabia and Egypt, (2) complete the research and development of our AddPower electrical generating unit to make it a commercially viable product, and (3) to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan we have self-imposed the following goals:

PROJECTED DATE

Goal	Projected Date
1. Processing of site permits in Mexico	Present through July 2007
2. Complete R&D of AddPower	Present through September 2007
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and Egypt beginning of WTE site location negotiations	Present through October 2007
4. Negotiations for WTE sites in several foreign countries now identified. Form subsidiaries as may be required in other countries	Foreseeable future

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

Management’s Discussion and Analysis of Financial Condition.

WTE Facility Finance.

We intend to finance the construction and operation of WTE facilities through a combination of loans and securitization of income from long-term contracts for tipping fees, power and potable water sales.  We believe that we will be successful in securing such financing although no assurance can be given.  We have entered into an agreement with Marsh USA, Inc., an international insurance broker with the ability to provide financial guaranty insurance and risk management, to locate insurance for our projects.

Trends.

We believe that the trend that is most likely to affect our business is the burgeoning need of local governments at all levels in most countries to manage sold waste, significant quantities of which are hazardous.  We believe this trend will generate demand for the technology we offer although no assurance can be given.

We also believe the trend of global warming will affect our business.  The trend to reduce the output of greenhouse gases has caused a trend to find ways of generating cleaner electricity from cleaner renewable energy sources.  We believe the trend will generate a demand for our technology and services we offer although no assurance can be given.

Ability to Meet Cash Requirements.

Our Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, it has received no income from its business operations.  As of December 31, 2006, we had an accumulated loss of $16.1 million during the development stage.  The expenses that produced this operating loss included stock based compensation expenses in the sum of $10.4 million and other expenses, including cash expenses, of approximately $5.7 million.  Notwithstanding this loss figure, the Company’s cash position improved from approximately $1.0 million at December 31, 2005 to $1.7 million at December 31, 2006 as the result of the receipt of $5.1 million from the sale of securities.  At March 31, 2007 our cash balance has been reduced to approximately $0.5 million as a result of normal operating expenses and the payment obligations for the purchase of AddPower.

Without additional equity or debt financing, we believe we will not be able to satisfy our cash requirements for the next twelve months.

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

IPWG is in the process of raising capital to address approximately $26.4 MM of financing needs for the next twenty-four months, outside of construction/project financing for specific waste to energy projects. Uses of the capital to be raised include:

1)

Working capital to cover overhead and execution costs during construction of waste to energy plants (approximately $16.0 million), additional details provided in the chart below.

2)

Working capital to cover the recently completed acquisition of Ad-Power AB and the commercialization of AddPower units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $1.6 million.

3)

Additional development funding to apply AddPower technology to low cost solar power generation, as well as to test the feasibility of integrating the AddPower technology into small scale solar units for office parks, malls, and residential projects ($8.8 million).

IPWG "Core" Use of Cash

January 2007 – December 2008 Forecast (24 Months)

WTE Overhead, Infrastructure Ramp-up (People, Contractors)

Swedish Acquisition of AddPower et al, Working Capital, Solar R&D Scale Reduction

	2007	2008	Total

Employee Costs	$2,463,000	$3,687,000	$6,150,000
Travel	1,040,000	1,040,000	2,080,000
Construction/Project Management	300,000	720,000	1,020,000
Legal Fees	852,000	840,000	1,692,000
Outsourced Engineering	275,000	600,000	875,000
Contractors/Consultants	826,000	818,000	1,644,000
External & Internal Audit	124,000	300,000	424,000
Corporate Insurance	250,000	450,000	700,000
Accounting Services (Outsourced)	75,000	300,000	375,000
Marketing	155,000	300,000	455,000
Rental /Office Expenses	279,000	300,000	579,000
Total Operating Costs	6,639,000	9,355,000	15,994,000

Additional Investment/Commercialization Other Proprietary Technology
Acquisition (Cash) for AddPower Acquisition	1,564,000	-	1,564,000
Commercialization/Working Capital for AddPower Unit for Immediate Sale	3,500,000	-	3,500,000
R&D of Solar/AddPower for Commercialization Small Scale Solar	-	5,300,000	5,300,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$11,703,000	$14,655,000	$26,358,000

In addition to the above, as the Company develops and executes contracts for its waste to energy facilities in Saudi Arabia, Egypt, Mexico and elsewhere (these contracts may include long term, ie.7-10 year, commitments for waste disposal, electric and water sales), the Company will use these contracts, and the revenue sources they represent, to secure project specific financing.  The Company expects to have multiple financing sources for project/construction financing on a project by project basis outside of this specific equity raise.

Payments Due under Contractual Obligations

We have future commitments at December 31, 2006 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2007	$ 100,497
2008	89,959
2009	91,603
2010	91,443
2011	7,639
Total	381,141

In addition, in 2007 we are obligated to pay the remaining $1,564,329 for the purchase of AddPower.

Item 7

Financial Statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2006 and 2005

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

International Power Group, Ltd.

I have audited the accompanying consolidated balance sheet of International Power Group, Ltd. and its subsidiary (the "Company") as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on the audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Power Group, Ltd. and its subsidiary as of December 31, 2006, and the results of their operations and cash flows for the years ended December 31, 2006 and 2005 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, at December 31, 2006, the Company had a working capital deficiency of $477,832 as well as an accumulated deficit of $16,136,663.  In addition, the Company has had a continuing record of losses.  These factors among other things, also discussed in Note 13 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey,

Certified Public Accountant

Wayne, NJ

April 16, 2007

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

December 31, 2006

ASSETS	December 31, 2006
Current Assets
Cash	$1,652,940
Prepaid Expenses	12,361
Note receivable	-
Total current assets	1,665,301

Equipment	3,870

Other Assets
Intangible assets	2,702,404
Deposit	17,134
Total other assets	2,719,538
TOTAL ASSETS	$4,388,709

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2006
Liabilities
Accounts payable	$ 524,593
Accrued expenses	33,006
Loan payable	21,205
Acquisition payable	1,564,329
Total current liabilities	2,143,133

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value; issued and outstanding, 345,509,096 shares	3,455
Capital in excess of par value	18,378,114
Foreign Currency Translation	670
Deficit accumulated during development stage	(16,136,663)
Total stockholders’ equity	2,245,576
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,388,709

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

	Year 2006	Year 2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2006
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	12,829,775	3,267,710	16,135,122
OPERATING LOSS	(12,829,775)	(3,267,710)	$(16,135,122)
OTHER INCOME (EXPENSE)
Interest Income	4,637	-	4,637
Interest Expense	(6,178)		(6,178)
LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(12,831,316)	$(3,267,710)	$(16,136,663)

NET LOSS PER SHARE	$ (0.04)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	316,165,397	297,465,012

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance, December 31, 2004	284,980,000	$ 2,850	$ 58,150	$ -	$ (37,637)	$ 23,363
Shares issued for cash	18,065,000	181	1,188,319			1,188,500
Shares issued for services	52,100	1	20,318			20,319
Shares for acquisition	3,400,000	34	118,966			119,000
Shares for warrants exercised	2,135,000	21	538,729			538,750
Options granted			2,140,000			2,140,000
Options exercised for services rendered	725,000	7	72,493			72,500
Proceeds from option exercises	1,050,000	10	104,990			105,000
Net loss for the year	-	-	-	-	(3,267,710)	(3,267,710)
Balance, December 31, 2005	310,407,100	3,104	4,241,965	-	(3,305,347)	939,722
Shares issued for cash	14,889,996	149	4,268,851			4,269,000
Shares issued for services	11,800,000	118	5,281,132			5,281,250
Shares cancelled for acquisition	(1,350,000)	(13)	13			-
Shares for acquisition	2,000,000	20	799,980			800,000
Shares for warrants exercised	2,437,000	24	609,226			609,250
Options granted			2,644,500			2,644,500
Options exercised for services rendered	2,625,000	27	269,973			270,000
Proceeds from option exercises	2,700,000	26	262,474			262,500
Foreign currency translation				670		670
Net loss for the year	-	-	-	-	(12,831,316)	(12,831,316)
Balance, December 31, 2006	345,509,096	$ 3,455	$ 18,378,114	$ 670	$ (16,136,663)	$ 2,245,576

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year 2006	Year 2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Cash Flows From Operating Activities:
Net loss from operations	$(12,831,316)	$(3,267,710)	$(16,136,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Charges not requiring cash outlay:
Value of options granted	2,644,500	2,140,000	4,784,500
Common stock issued for services	5,281,250	22,928	5,312,169
Options exercised for services	262,500	72,500	335,000
Depreciation and amortization	100,000	-	100,000
Impairment charge	-	121,500	123,000

Changes in assets and liabilities:
Prepaid expenses	(12,361)	-	(12,361)
Accounts payable	441,694	79,115	524,593
Accrued expenses	33,007	-	33,007
Deposits	(15,134)	-	(17,134)
Net cash consumed by operating activities	(4,095,860)	(831,667)	(4,954,489)

Cash Flows From Investing Activities:
Acquisition of Addpower	(435,671)	-	(435,671)
Investment in Mexican company	-	-	(2,500)
Capital additions	(6,275)	-	(6,275)
Note receivable	65,000	(65,000)	-
Net cash consumed by investing activities	(376,946)	(65,000)	(444,446)

Cash Flows From Financing Activities:
Proceeds from loans	521,205	-	521,205
Repayment of loans	(500,000)	-	(500,000)
Proceeds of sales of stock units	4,269,000	1,188,500	5,507,000
Proceeds from exercise of options	270,000	105,000	375,000
Proceed from exercise of warrants	609,250	538,750	1,148,000
Net cash provided by financing activities	5,169,455	1,832,250	7,051,205

Effect of foreign currency exchange rate on cash	670	-	670

Net increase in cash	697,319	935,583	1,652,940

Cash balance, beginning of period	955,621	20,038	-

Cash balance, end of period	$ 1,652,940	$ 955,621	$ 1,652,940

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 1.

ORGANIZATION AND BUSINESS

Organization

International Power Group, Ltd., (the Company) was incorporated November 30, 1998 in the state of Delaware as Ednet, Inc.  Its name was changed to International Power Group, Ltd. on September 23, 2004.

The Company acquired 66% of the stock of International Power, Inc. (Power) in return for 150,000,000 shares of its common stock, which represented 82% of the number of shares of the Company outstanding after this transaction.  Subsequently, Messrs. Toscano and Wagenti transferred a total of 26,997,040 shares of Company stock held by them to the remaining holders of Power stock.  Each of Mr. Toscano and Mr. Wagenti contributed the stock of Power so acquired to the Company for no consideration.  In two stages, therefore, the Company acquired 100% of the outstanding stock of Power for 150,000,000 shares of IPWG common stock.  The acquisition has been accounted for as a reverse merger with the Company being treated as the acquired company and Power being treated as the acquirer.  Historic financial and other information of Power will be presented in all public filings.  Under the accounting for a reverse merger, the assets and liabilities of the Company were recorded on the books of the continuing company at their market values which approximate net realizable value and the stockholders equity accounts of Power were reorganized to reflect the shares issued in this transaction.  The financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations.  The statements of operations for the years ended December 31, 2006, 2005 and 2004 are based on the historical statements of income of the Company and Power for those periods and assume the acquisition took place on January 1, 2003.

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

In June 2006, the Company formed a wholly-owned subsidiary IPWG-Sweden AB.  In October 2006, IPWG-Sweden AB purchased proprietary patented technologies, which include waste-to-energy, AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

On November 11, 2004 the Board of Directors authorized the acquisition of a 50% interest in Tratamientos Ambientales de Tecate, S.A. de C.V. (TAT), a Mexican corporation involved in the waste disposal business.  This acquisition was concluded on February 21, 2005 by the issuance of 3,400,000 shares of the capital stock of the Company.  On May 23, 2006, the principal of TAT returned to IPWG 1,200,000 of the 3,400,000 shares paid as part of IPWG’s investment in TAT, and agreed to cancel an additional 900,000 of the 3,400,000 shares.  150,000 shares were cancelled in December 2006.

Nature of Operations

The business of the Company will be the coordination of construction and management of waste disposal plants.  These plants will reduce solid waste to a fraction of its original mass, thus reducing landfill requirements; they will also treat the waste so that it can be used as construction material and for other uses.  Burning of the waste will produce energy.  The Company is currently negotiating with strategic partners in Mexico and elsewhere for the construction of facilities for the treatment of waste material and the production of electricity.

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

c.

Fixed Assets

Fixed assets are recorded at cost and depreciated over their useful lives using the straight-line basis.

d.

Intangible Assets

Intangible assets represent the estimated fair value of acquired intangible assets used in our business. The patent asset represents the patented technology associated with our AddPower unit that was acquired in the fourth quarter of 2006. We amortize our patent on a straight-line basis over its life of 7 years. See Note 4 for additional information about our intangible asset.

e.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimated.

f.

Recognition of Revenue

Revenue will be realized from the sales of product and services.  Recognition will occur upon delivery of product or performance of services.  In determining recognition, the following criteria will be considered: persuasive evidence that an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

g.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and accounts payable, approximate their value at December 31, 2006 and 2005.

h.

Net Loss Per Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98.  Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Accordingly, the number of weighted average shares outstanding, as well as the amount of net loss per share, is presented for basic and diluted calculations for all periods reflected in the accompanying financial statements.

i.

Common Stock

Common stock of the Company has been issued in return for services.  Values are assigned to these issuances equal to the value of the market value of the common stock.

j.

Warrants Outstanding

Warrants to purchase common stock of the Company are valued at fair value using a Black-Scholes valuation model, in accordance with the provisions of SFAS No. 123R, “Shared-Based Payments” (“SFAS 123R”).

k.

Stock Options

Stock options issued were valued at fair value using a Black Scholes valuation model, in accordance with the provisions of SFAS No. 123R.  Certain options exercised for services were valued at their exercise price.

l.

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

Note 4.  ASSET ACQUISITION

On October 3, 2006 the Company completed the asset acquisition of AddPower AB, a Swedish company for $2.8 million.  The purchase price was as follows:

Cash	$ 2,000,000
Stock	800,000
$ 2,800,000

IPWG paid approximately $436,000 upon execution of the contract and the remaining purchase price will be paid in nine monthly installments beginning January 2007.  The Company issued 2,000,000 shares of common stock to the owner of AddPower in October 2006. AddPower is a patented turbine technology for the generation of electricity using low heat.  We purchased all the assets including the intellectual property and patents.  Since these entities did not have any customers or any employees, it did not qualify as an acquisition of a business in accordance with EITF 98-3.  Therefore, the entire $2.8 million purchase price was allocated to the patents:

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

During the year ended December 31, 2005, IPWG loaned $65,000 to a company with a similar group of officers, this loan was repaid in 2006.  This same organization made a $250,000 loan to the Company during the fourth quarter of 2006.  This loan was also repaid in the fourth quarter of 2006.

During the fourth quarter of 2006, an officer of the IPWG loaned the company $50,000.  This loan was repaid in December 2006.

In the fourth quarter of 2006, the director of our Swedish subsidiary loaned the company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007.

Note 6.  INCOME TAXES

The Company experienced losses during 2006, 2005 and 2004.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty years.  At December 31, 2006, the Company had an NOL carry forward of $16,136,663 available for Federal taxes and state taxes.  The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance.  If not used, the carry forward will expire as follows:

2024	$ 37,637
2025	3,267,710
2026	12,831,316

Under SFAS No. 109, deferred tax assets are not recognized unless it is more likely than not that the benefits will be realized.  If realization is not likely, the amounts are offset by a valuation allowance.  Accordingly, at December 31, 2006, $16,136,663 of deferred tax asset has been fully offset by a valuation allowance.

Note 7.  CAPITAL STOCK AND WARRANTS

During 2005, the Company sold stock units.  Certain of these units were comprised of 400,000 shares of stock with 200,000 warrants exercisable at $0.25 for eighteen months.  Other units were comprised of 80,000 shares with 40,000 warrants exercisable at $0.75 for eighteen months.  Total proceeds from these sales were $1,188,500.

During 2006, the Company sold stock units comprised of 50,000 shares of stock with 25,000 warrants exercisable at $1.00 for eighteen months and units that were comprised of 250,000 shares with 125,000 warrants exercisable at $0.40 for eighteen months.  Total proceeds from these sales were $4,269,000.

Warrant activity for the two years ended December 31, 2006 is as follows:

Balance December 31, 2004	990,000
Warrants granted during 2005	9,032,500
Warrants exercised during 2005	(2,135,000)
Balance December 31, 2005	7,887,500
Warrants granted during 2006	7,444,998
Warrants exercised during 2006	(2,437,000)
Warrants expired during 2006	(1,200,000)
Balance December 31, 2006	11,695,498

Exercise Price	Weighted-Average Remaining Contractual Term (months)	Warrants
$0.25	0.4	2,788,000
$0.40	18.0	5,850,000
$0.75	2.7	1,450,000
$1.00	13.5	1,607,498
Total exercisable		11,695,498

Note 8.  STOCK OPTIONS

On January 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires that the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees be recognized in the financial statements as the goods are received or services are rendered. That cost is measured based on the fair value of the equity or liability instruments issued.

During 2005, the Company adopted and the stockholders approved a stock option plan (the 2005 Stock Option Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and immediately exercisable.  The Plan has a term that runs through June 15, 2010.  The exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the twelve months ended December 31, 2006 and 2005:

	December 31,
	2006		2005
		Weighted-		Weighted-
	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Outstanding at the beginning of the year	17,225	$0.13	-	$-
Granted (all at market price)	13,000	$0.74	19,000	$0.13
Cancelled	(2,000)	$0.40	-	$-
Exercised	(5,325)	$0.10	(1,775)	$0.10
Outstanding at the end of the year	22,900	$0.46	17,225	$0.13

The weighted-average remaining contractual life of the options outstanding as of December 31, 2006 was 2.9 years.  The aggregate intrinsic value of the options outstanding as of December 31, 2006 was $4.2 million.  The aggregate intrinsic value represents the difference between the closing price of IPWG’s common stock on December 31, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of December 31, 2006.  This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2006.  In future periods, this amount will change depending on fluctuations in IPWG’s stock price.  The total intrinsic value of stock options exercised during the years ending December 31, 2006 and 2005 was $5.0 million and $1.7 million, respectively.

The fair value of option grants are estimated using a Black-Sholes option pricing model.  The following weighted-average assumptions were used for options granted during the year ended December 31, 2006 and 2005:

	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	100.85%	156.24%
Risk-free interest rate	4.96%	3.75%
Expected term (in years)	1.39	0.75
Weighted-average fair value of stock options granted	$0.20	$0.11

Note 9.  OPERATING EXPENSES

Major categories of operating expenses are presented below.

	2006	2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Stock Based Compensation	$2,644,500	$2,140,000	$4,784,500
Consulting expense	6,437,147	439,594	6,876,741
Professional fees	1,325,888	108,618	1,434,506
Impairment	-	121,500	123,000
Office expenses	136,308	74,069	221,780
Travel & Meals	793,716	203,804	1,003,968
Public relations	243,363	29,960	273,323
Salaries and other employee expenses	776,296	58,801	842,488
Insurance	42,248	13,478	55,726
Automobile expenses	45,615	17,595	63,210
Telecommunications	89,368	19,500	108,868
Rent	127,455	10,547	138,002
Depreciation and amortization	100,000	-	100,000
Other expenses	67,871	30,244	109,010
	$12,829,775	$3,267,710	$16,135,122

Note 10.  IMPAIRMENT

Following the acquisition of TAT, the Company determined that the entity would not provide the expected benefits and the investment was abandoned.  Early in 2006, the Company began to use a Mexican subsidiary to pursue its business interests in Mexico.  The Mexican subsidiary had previously been inactive.  The value of the TAT investment was written off during 2005.

Note 11.  RENTS UNDER OPERATING LEASES

Rent expense for the years ended December 31, 2006 and 2005 was $127,455 and $10,547, respectively.  At December 31, 2006, the company had the following minimum lease commitments for the next 5 years:

Year	Commitment
2007	100,497
2008	89,959
2009	91,603
2010	91,443
2011	7,639

Note 12.  SUPPLEMENTAL CASH FLOWS

There was no cash paid for interest or income taxes during the years ended December 31, 2006 and 2005.

The following non-cash investing and financing activity took place during 2005:

a.

The Company issued 3,400,000 shares of its common stock for its equity interest in Tratamientos Ambientales Tecate (TAT).

b.

The Company issued 52,100 shares for services valued at $20,319.  For additional services, it granted option holders the right to exercise without payment options to purchase 725,000 shares of common stock.  The additional rights were $72,500.

The following non-cash investing and financing activity took place during 2006:

a.

The Company issued 2,000,000 shares of common stock for the acquisition of AddPower valued at $800,000.

b.

The Company issued 11,800,000 shares of common stock for services valued at $5,281,250.  For additional services, it granted option holders the right to exercise without payment options to purchase 2,625,000 shares of common stock.  The additional rights were $262,500.

NOTE 13.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a material working capital deficiency and an accumulated deficit as of December 31, 2006 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the continuing effort to raise capital in the public and private markets.

Item 8

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

PART II

Item 9

Directors and Executive Officers of the Registrant; Compliance with Section 16(a)of the Exchange Act.

The directors and executive officers of the Company, their ages, and the positions they hold are set forth below.  The directors of the Company hold office until the next annual meeting of stockholders of the Company and until their successors in office are elected and qualified.  All officers serve at the discretion of the Board of Directors.

(A)

Directors and Executive Officers.

Name	Age	Title
Peter Toscano	57	Chairman of the Board, Chief Executive Officer/President
Jack Wagenti	69	Vice President, Secretary, and Director
Jose Garcia	50	Vice President and Director
Louis D. Garcia	55	Vice President, Finance
James W. FitzGibbons	38	Controller and Chief Accounting Officer
Sheik Hani A. Z. Yamani	45	Director
Georgi Grechko	74	Director
Salvatore Arnone	45	Director
Robert Astore	69	Director
Walter J. Salvadore	50	Director

Mr. Peter Toscano.  Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004.  Mr. Toscano also is President, Chief Executive Officer and Director of U.S. Precious Metals, Inc., positions he has held since May 9, 2002.  Mr. Toscano was an officer of Material Waste Recycling, Inc. from February 2001 through May 9, 2002.  Material Waste Recycling, Inc. was in the business of recycling wools, cottons and acrylics both in the United States and Mexico. Mr. Toscano over the past five years has been involved in materials reprocessing, export, and importation in Mexico.  In addition, Mr. Toscano has had experience in the development of systems for the management of hazardous wastes in Russia and Central Asia.  Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim.  Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse Electric Company and Waste Management, Inc.  Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russian and US corporations.

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

Mr. Jack Wagenti.  Mr. Wagenti has been Director and Secretary of International Power Group since October of 2004.  He has also served as Chief Financial Officer of the Company from its inception to October 2006.  Mr. Wagenti is also a Director and the Secretary and Chief Financial Officer of U.S. Precious Metals Inc., a company which is traded on the Over The Counter Bulletin Board.  Mr. Wagenti has held positions with U.S. Precious Metals since May 2002.  From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company which is traded on the Over the Counter Bulletin Board and Pink Sheets Market.  Presently, Mr. Wagenti is a Director of American International Ventures, Inc.  American International Ventures, Inc. is in the mineral exploration business in the State of Nevada and its assets include the Brunner Property located in Nye County, Nevada.

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

Mr. Louis D. Garcia.  Mr. Garcia has been the Company’s Vice President, Finance since May 15, 2006.  From 1997 through March 2006, Mr. Garcia was the Managing Director of Providence Financial Services, LLC. Prior to Providence, Mr. Garcia was a Senior Managing Director with GCR Highland LLC and Senior Managing Director (Real Estate) with Jesup, Josenthal and Co., Inc.  Mr. Garcia received a Bachelor of Science in Finance from Saint Johns University in New York.

James W. FitzGibbons. Mr. FitzGibbons has served as Controller and Chief Accounting Officer of the Company since October 2006. He previously served as Vice President – Finance and Chief Accounting Officer of NDC-Health Corporation, a NYSE traded healthcare services company from January 2004 through January 2006. Prior to NDCHealth, beginning in January 1999, Mr. FitzGibbons was Vice President – Controller of McKesson Corporation’s Information Solutions business unit. Mr. FitzGibbons received his Bachelor of Science degree in accounting from the University of Alabama. He is a certified public accountant in the State of Georgia.

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

Mr. Walter Salvadore.  Mr. Salvadore has been a director of International Power Group, Ltd. since January 2006.  Since 1982, Mr. Salvadore, a ceramic engineer, has been the president of R&S Enterprises, a business consulting firm located in Medford, New Jersey.  In addition, since 2000, he has maintained a junior partnership position in Draseena Funds Group, an asset management firm located in Stateline, Nevada.  From 1982 to 1999, Mr. Salvadore was the President and CEO of Risco, an/engineering and distribution firm specializing in high temperature refractory and industrial insulation materials.  From 1977 to 1982, he held various engineering and marketing positions with the Carborundum Company (Niagara Falls, New York).  He was a former president of the American Ceramic Society and has a B.S. degree in Ceramic Engineering from Rutgers University.

Mr. Thomas J. Mitchell resigned as a director of the Company on February 3, 2007. He had served as a director of the Company since January 2006.

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

Other Officers (non-executive) and Significant Personnel.

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

(D)

Audit Committee Financial Expert.  The Company does not have an audit committee or an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B.  The Company is not required at this time to have an audit committee because it is not a “listed issuer” as described in Rule 10A-3(c)(2) promulgated under the Exchange Act.  The Board is considering current and potential independent board members for this committee when the appropriate time arrives.

(E)

Compliance with Section 16(A) of the Exchange Act.  Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  During the fiscal year ended December 31, 2006, the period covered by this Form 10K-SB, there were 10 such individuals who were subject to the reporting requirements of the Exchange Act.  To the best of the Company’s knowledge, all our executive officers, directors and persons who beneficially own more than ten percent of our common stock are current in their Section 16 filings.

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

Item 10

Executive Compensation.

The following table sets forth certain information regarding the compensation of our Chief Executive Officer and our three Vice Presidents for the fiscal years ended December 31, 2006 and 2005.  Except as set forth below, no other compensation was paid to these individuals during the years indicated.

SUMMARY COMPENSATION

Annual Compensation Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Peter Toscano	2006	$46,231	$ -	$ -	$ -	$46,231
President, Chief Executive	2005	19,558	-	20,000(1)	-	39,558
Officer and Director

Jack Wagenti	2006	46,231	-	-	-	46,231
Vice President and Director	2005	17,058	-	20,000(1)	-	37,058

Chris Duncan (2)	2006	130,769	-	307,000	-	437,769
Former Chief Operating Officer	2005	-	-	-	-	-

John Mack (4)	2006	80,769	-	-	-	80,769
Former Chief Financial Officer	2005	-	-	-	-	-

1)  The financial value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for the valuation of these option awards are as follows: Expected dividends 0%; Expected volatility 156.24%; Risk free interest rate 3.75%; expected life of options .75 years. The assumptions are also disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-KSB.

2)

Mr. Duncan resigned as the Company’s Chief Operating Officer on January 2, 2007.

3)

The financial value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for the valuation of these option awards are as follows: Expected dividends 0%; Expected volatility 100.85%; Risk free interest rate 4.96%; expected life of options 1.39 years. The assumptions are also disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-KSB.

4)

Mr. Mack resigned as the Company’s Chief Financial Officer on January 5, 2007.

We have no employment contracts with any our officers.

The following table discloses information regarding outstanding equity awards as of December 31, 2006 for each of our senior executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name and Principal Position	Number of Securities Underlying Unexercised Options/Exercisable (1)	Number of Securities Underlying Unexercised Options/Un-exercisable (1)	Option Exercise Price	Option Expiration date
Peter Toscano, President, CEO and Director	1,000,000	-	$0.10	6/14/2010
Jack Wagenti Vice President and Director	1,000,000	-	$0.10	6/14/2010
Chris Duncan(1)	1,000,000	-	$0.83	6/14/2010
Former Chief Operating	200,000	-	$0.67	7/17/2010
Officer	300,000	-	$0.67	6/14/2010
John Mack(2) Former Chief Financial Officer	-	-	-	-

(1) Mr. Duncan resigned as the Company’s Chief Operating Officer on January 2, 2007.

(2) Mr. Mack resigned as the Company’s Chief Financial Officer on January 5, 2007.

Directors’ Compensation.  Directors receive no monetary compensation for their service as directors.  Directors are reimbursed for expenses incurred in connection with the Company’s business.

The following table documents the compensation of our directors for the fiscal years ended December 31, 2006.
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Compensation Earnings	All Other Compensation	Total
Salvatore Arnone	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Robert Astore
Jose Garcia
Dr. Georgi Grecko
Thomas Mitchell	210,000	210,000
Walter Salvatore	210,000	210,000
Hani A. Z. Yamani	1,210,000	1,210,000

(1) The financial value of each option was estimated using the Black-Scholes option-pricing model and the assumptions disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-KSB. The following is a list of the outstanding option held by each director as of December 31, 2006:

Salvatore Arnone	(1,000,000)
Robert Astore	(1,000,000)
Jose Garcia	(1,000,000)
Georgi Crechko	(1,000,000)
Thomas Mitchell	(1,000,000)
Walter Salvatore	(1,000,000)
Sheik Hani A. Z. Yamani	(1,000,000)

(2) Mr. Mitchell resigned as a director of the Company on February 3, 2007.

All Directors have been granted stock options for their board service.  All such options were granted at or above fair market value determined on the date of grant.

Stock Incentive Plans.  On September 13, 2005, our Board adopted and our shareholders approved the Company’s 2005 Stock Option Plan, effective June 15, 2005, a copy of which is attached as Exhibit 4.1 to the Company’s Form 10-QSB filed with the SEC on November 21, 2005.  This plan authorizes the granting of options representing up to 30,000,000 shares of common stock to Officers, Directors, and consultants.  As of December 31, 2006, options to purchase 30,000,000 shares of common stock had been granted pursuant to this plan to individuals at an exercise prices ranging from $0.10 to $0.83 per share.  The options vested upon grant, including options to purchase 11,800,000 shares of common stock that were granted to directors 7,100,000 options have been exercised.  The options issued pursuant to this plan have been deemed by the Company to have a value ranging from $0.11 to $0.20 per share.

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 5, 2007, the number of shares of Common Stock owned of record and beneficially by our current directors, executive officers, and persons who hold 5.0% or more of the outstanding common stock of IPWG based upon the 349,684,096 shares of our common stock that were issued and outstanding on April 5, 2007.  Also included are the shares held by all directors and executive officers as a group.

The address for each executive officer and director is that of the Company.  The securities listed below as being beneficially owned by the security holder also include securities owned by his spouse or minor children, or securities held jointly, if any.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Underlying Vested Options or Warrants	Percentage of Class*
Peter Toscano(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	100,954,830	0	27.91%
Jack Wagenti(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	106,194,480	0	29.35%
Jose Garcia(a)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,500,000	1,000,000	**
Louis D. Garcia(b)(4) 950 Celebration Blvd., Suite A, Celebration, FL 34747	2,000,000	0	**
James W. FitzGibbons 950 Celebration Blvd. Suite A, Celebration, FL 34747	0	200,000	**
Salvatore Arnone(c)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,300,000	1,000,000	**
Dr. Georgi Grechko(c)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	40,000	1,000,000	**
Robert Astore(c)(1) 950 Celebration Blvd., Suite A, Celebration, FL 34747	1,000,000	1,300,000	**
Walter Salvadore(c)(2)(3) 950 Celebration Blvd., Suite A, Celebration, FL 34747	160,000	1,500,000	**
Sheik Hani A. Z. Yamani(c)(2) 950 Celebration Blvd., Suite A, Celebration, FL 34747	0	6,000,000	1.66%

All directors and executive officers as a group	213,149,310	12,800,000	62.26%

*

The percentages listed for each shareholder assume the exercise by that shareholder only, of his options or warrants and thus include the shares underlying said option and/or warrant.  However, the percentages do not assume the exercise of all options and/or warrants by all the shareholders holding options and/or warrants except for the total percentage for all directors and executive officers as a group.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan category (in thousands)	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	22,900,000	$0.46	0
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	22,900,000	$0.46	0

Item 12

Certain Relationships and Related Transactions.

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

During the year ended December 31, 2005, IPWG loaned $65,000 to a company with a similar group of officers, this loan was repaid in 2006.  This same organization made a $250,000 loan to the Company during the fourth quarter of 2006.  This loan was also repaid in the fourth quarter of 2006.

During the fourth quarter of 2006, an officer of the IPWG loaned the company $50,000.  This loan was repaid in December 2006.

In the fourth quarter of 2006, the director of our Swedish subsidiary loaned the company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007.

On October 3, 2006, the Company purchased from Leonard Strand, an employee of the Company, all outstanding shares in the limited liability company Newpower I Hoganas AB, incorporated in Sweden, for a purchase price of SEK 100,000 (approximately $13,550).

Item 13

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
10.8	Kingdom of Saudi Arabia license (6)
10.9	Asset Purchase Agreement between the Company and Anovo AB Argelholm and Supe Ltd. (7)
10.10	Joint Venture Agreement among the Company, Sistemas Ecologicos Para La Proteccion Ambiental S.A. DE C.V. and Mario Salguero Rossainzz dated as of November 9, 2006 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(7)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(7)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(7)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)(7)

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

(5)

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 7, 2005.

(6)

Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-SB/A6 as filed with the Securities and Exchange Commissions on September 18, 2006.

(7)

Filed herewith

(8)  Incorporated by reference to Exhibit 10.1 in the Company Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

Item 14

Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2005 Fees	Fiscal 2006 Fees
Audit Fees	$5,850	$12,225
Audit Related Fees	-	-
Tax Fees	-	$ 1,120
All Other Fees	-	-
Total Fees	$5,850	$13,325

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of April.

International Power Group, Ltd.

/s/ Peter Toscano
Name: Peter Toscano
Title: Chief Executive Officer
Name	Date

/s/ Peter Toscano	Monday, April 16, 2007
Name: Peter Toscano
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ James W. FitzGibbons	Monday, April 16, 2007
Name: James W. FitzGibbons
Title: (Controller and Chief Accounting Officer and Principal Financial Officer)

/s/ Jack Wagenti	Monday, April 16, 2007
Name: Jack Wagenti
Title: (Director)

/s/ Jose Garcia	Monday, April 16, 2007
Name: Jose Garcia
Title: (Director)

/s/ Salvatore Arnone	Monday, April 16, 2007
Name: Salvatore Arnone
Title: (Director)

/s/ Robert Astore	Monday, April 16, 2007
Name: Robert Astore
Title: (Director)
/s/ Walter J. Salvadore	Monday, April 16, 2007
Name: Walter J. Salvadore
Title: (Director)