Form 10-K/A
period 2006-12-31
International Power Group, Ltd.
filed 2007-05-21
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. - 20549

FORM 10-K/A

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[    ] Yes   [ X ] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[    ] Yes   [ X ] No

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [   ]   Accelerated Filer  [    ]  Non-Accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)

Yes [   ]    No [ X]

State issuer’s revenues for its most recent fiscal year:  $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $36,973,742 as of May 15, 2007. On such day, the price of the stock was last sold for $0.27.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 350,089,096 shares of common stock as of May 15, 2007.

INTERNATIONAL POWER GROUP, LTD.

Form 10-K/A

December 31, 2006

TABLE OF CONTENTS

PART I

4

Item 1.

Description of Business

4

Item 1a.

Risk Factors

7

Item 1b.

Unresolved Staff Comments

16

Item 2.

Description of Property

16

Item 3.

Legal Proceedings

16

Item 4.

Submission of Matters to a Vote of Security Holders

16

PART II

16

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

16

Item 6.

Selected Financial Data.

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk.

23

Item 8.

Financial Statements and Suplementary Data.

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

39

Item 9a.

Controls and Procedures.

39

Item 9b.

Other Information.

39

PART III

40

Item 10.

Directors, Executive Officers and Corporate Governance.

40

Item 11.

Executive Compensation.

43

Item 12.

Security Ownership of Certain Beneficial Owners, Management And Related Stockholder

48

Matters.

48

Item 13.

Certain Relationships and Related Party Transactions, and Director Independence.

50

Item 14.

Principal Accounting Fees and Services.

51

PART IV

52

Item 15.

Exhibits, Financial Statement Schedules.

52

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend the Registrant’s Form 10-KSB filed on April 16, 2007 in order to comply with the disclosure requirements of Regulation S-K because the Registrant’s public float has exceeded $25 million at the end of its last two consecutive years.

FORWARD-LOOKING STATEMENTS

Many of the matters discussed within this prospectus include forward-looking statements within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934.  In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this prospectus. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements may include, among other things, statements relating to the following matters:

•

locating, financing, building and operating WTE facilities;

•

generating revenues from planned WTE facilities in the form of tipping fees, the sale of electricity, and the sale of potable water;

•

selling AddPower patented technologies and using this technology to increase the efficiency of our own planned WTE facilities; and

•

construction of WTE facilities in the Kingdom of Saudi Arabia, Mexico, Egypt or the United States.

These forward-looking statements are made as of the date of this prospectus, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this prospectus might not occur.

PART I

Item 1.

Description of Business

We were incorporated in the State of Delaware on November 30, 1998. We plan to build and operate WTE facilities (“WTE”) to process solid and hazardous wastes by incineration on our own and through collaboration with strategic partners and others.  We expect that this processing will produce marketable electricity, potable water and components in construction materials including cement and road beds.

Our business plan is to locate, finance, build and operate WTE facilities for governmental entities and others charged with the disposal of municipal, commercial, industrial and certain hazardous wastes.  We intend to focus on municipalities that have significant waste-handling and land fill problems and areas that can benefit from potable water and additional electricity production.  Our primary marketing strategies include direct contact with government officials and large producers and handlers of waste.  We also intend to rely on limited and highly targeted advertising.  Integral to these methods is the development of strong brand identification for us coupled with increasing awareness of our target markets in the financial, ecological and tactical advantages of WTE technology.

We have access to components and technologies that incinerate solid waste and hazardous waste at high temperatures.  The incinerator produces steam, which drives a turbine which produces electricity and condenses the steam into water.  The electricity and steam drive further processes which scrub smoke-stack air emissions, produce potable water, ash and enough excess electricity to sell.  We believe we can customize the operation of WTE facilities to suit community needs by maximizing electricity or potable water, with little or no loss of efficiency or environmental friendliness.

We believe we have technology and contractors available to us to build WTE disposal facilities that reduce solid waste output to approximately 16% of input, which we expect will break down as follows: 1.7% fly ash must be treated before it can be placed on a landfill and 14.3% is bottom ash of which 15% is ferrous materials that may be sold as scrap metal, 70% may be sold as construction material for manufacture of concrete, cinder block road beds, and 15% is discarded.

We believe our WTE facilities will generate revenues for ourselves, waste generators and collectors, and governments charged with disposal. We expect that our facilities will reduce the potential liabilities of waste generators and collectors for land-fill clean-up and reduce the need for governments to create land-fills.  We anticipate three primary income streams: (i) waste disposal (tipping fees), (ii) the sale of electricity and (iii) the sale of potable water.  We also expect to augment revenues by selling up to 70% of the ash produced from the processes as construction material, thereby also  reducing our disposal costs.

We plan to build plants that are comprised of lines or modules.  Initially, each plant will have two to six lines that will cost in the range of $30 million to $50 million per line to construct, depending on the type of waste we are to receive.  Each line is estimated to consume approximately 100 tons of waste per day per line. These estimated costs do not include land acquisition costs, legal fees or management time.  We therefore need substantial additional capital to undertake plant development and construction and sales efforts. If we cannot obtain such financing, we will not be able to execute our business plan or continue to operate.

We recently purchased proprietary patented technologies, including AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system, from three Swedish entities - Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd - for a total consideration of $2.8 million. We plan to use these technologies to increase the efficiency of our own planned WTE facilities. We also believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity.

We believe that the acquisition of these technologies will allow us to convert greater quantities of heat, produced from boilers and turbines, and potentially increase the output of salable electricity by 20% to 30% over technologies that are currently available. We also believe that the LTT technology will provide us with an efficient “low-temp turbine” which is powered by a proprietary fluid to drive the turbine and produce electricity at approximately 200° F, whereas most conventional boilers and turbines can only produce electricity at temperatures between 600° - 800° F.

During the last fiscal year we developed contacts in several countries that we believe may lead to the construction of WTE facilities.  These contacts are located, and WTE facilities are proposed, in the Kingdom of Saudi Arabia, Mexico, Egypt and the United States. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license which we expect will enable us to establish WTE plants in this country. We have identified certain countries and geographic regions where, due to varying combinations of land fill shortages, energy needs and potable water scarcity, we believe WTE technology would be particularly effective.  We believe our management’s experience in the waste management industry positions us to address the waste management needs of developed and developing nations. In November 2006, we entered into a Joint Venture Agreement with Sistemas Ecologicas Para La Protecion Ambiental S.A. (“SEPA”) and Mr. Mario Salguero Rossainzz. The agreement provides that the joint venture will build and operate a WTE plant in the City of Mexicali, North Baja California, Mexico.  We have not realized any WTE related revenues to date.

Competition

Competition for disposal of solid waste is high.  This competition comes from public and private commercial trash haulers, commercial and industrial companies that handle their own waste collection and disposal, public and private WTE companies and municipalities and regional government authorities.  We have developed a business plan that we believe will maximize our know-how and limited financial assets in a manner that will best enable us to compete in this very competitive environment.

We believe that the WTE field, due to its relatively young age in the history of solid waste disposal, presents opportunity because of the disparities in technologies and fragmentation in the industry.  New technologies emerge frequently.  Many have local application only, or insufficient exposure to draw global interest.  The components of our planned WTE technologies are commercially available.  We do not believe, however, that any entity has assembled or engineered facilities in the same manner as facilities that we plan to construct.  That is not to say that there is not substantial competition for the three primary sources of income from which we expect to receive revenue – tipping fees sales of electricity and potable water.  As to the production of saleable by-products, i.e. electricity, potable water and usable ash, we believe there will be competitors in the production of each of these products in each locale in which we plan to operate.  Due to the limited production of those products by our process and because they are only by-products, we plan to partner with potential competing vendors in those locales to gain the efficiencies of the established distribution networks.

Governmental agencies may be able to offer lower direct charges to waste producers for waste removal and potentially WTE incineration by subsidizing costs with tax revenues and tax-exempt financing.  Most municipalities presently operate solid waste disposal facilities, most of them as landfills.  These facilities generally are subsidized by tax revenues and often produce fiscal losses in addition to environmental damage.  We believe we can partner with governmental authorities and provide WTE technologies that can produce profits for IPWG, save our customers substantial amounts and be environmentally responsible.

We expect to compete for business on the basis of geographic location, environmental advantages of WTE over landfills, “tipping” or waste disposal fees, power generation fees, the sale of potable water, and the quality of operations.  Our ability to obtain permits and to locate WTE facilities may be limited in areas where there is adequate space for low cost landfill based disposal of waste, inadequate tipping fees for waste disposal, or abundant and inexpensive sources of electrical power generation and potable water. We expect that operational costs will be offset (with excess revenue for debt service and profits) by a combination of tipping fees and sales of by-products (electricity, water and saleable ash products).  If the combination of the revenue streams is estimated to be insufficient to operate a WTE facility, service its debt and produce a profit, we believe that neither local community nor our potential financial sources will approve such a facility.  Labor, operating and disposal costs, as well as the value of our by-products, vary widely throughout the areas in which we plan to operate.  The tipping fees we expect to charge will be determined locally, and typically vary by the volume and weight, type of waste, treatment requirements, risk of handling or disposal, and labor costs.

Raw materials

We believe there is a readily available supply of machinery, materials, equipment and associated vendors to design, fabricate, construct and if necessary operate the WTE plants that we expect to build.  We believe the worldwide need for WTE plants continues to expand as energy costs and the need for potable water increases and open space for land-fills declines.  Increasing energy costs coupled with waste generation and fewer landfills provides a growing opportunity for renewable energy solutions.  We do not believe we are dependent on any one source for supply of any of the products used in our planned WTE process.

We also do not believe that there will be a shortage of waste on which to run our proposed facilities.  However, as mentioned above in “Competition,” others compete for tipping fees to dispose of solid and hazardous wastes.  We anticipate that the government and private agencies for whom we build WTE facilities will be responsible for providing the waste, which will be processed through our planned facilities.  We plan to enter into long term tipping arrangements with producers of waste and possibly to securitize or insure the revenues of those contracts to finance construction and operation of our facilities.

We believe there are adequate capital markets, assuming the creditworthiness of the contracting party to the tipping fee contracts, the power generation agreements and potable water sales (or availability of insurance to augment the creditworthiness of such contracting parties), to securitize the cash flow from such agreements.

Intellectual Property

We own certain proprietary patented technologies through AddPower. We otherwise do not own any patents, trademarks or licenses.  We expect this AddPower patented technology will benefit our business of developing WTE facilities and expanding into other alternative energy businesses.  We continue to negotiate with parties who provide adequate technologies to execute our business plan.

Our business plan relies upon the use of existing technology available and commonly applied in various non-US countries, as well as proprietary technologies that we hope to purchase or license.  We intend to employ WTE technology that has been developed in Sweden and other European countries (over 29 WTE power plants exist in Sweden alone).  WTE solutions are increasingly common in other countries, as well, including other industrialized nations such as Japan that emphasize WTE because of their limited landfill space. WTE can reduce the volume of waste disposed in landfills by up to 90 percent, which prolongs the life of available landfill space.

INTERNATIONAL POWER GROUP, LTD.

Form 10-K/A

December 31, 2006

Government Approval and the Effect of Government Regulations

The United States Environmental Protection Agency (“US EPA”) has adopted regulations related to several aspects of solid waste management, including but not limited to regulations related to the products of waste combustion, heavy metal disposal and ground water contamination.  We believe that our proposed WTE facilities’ regulated emissions will be less than permissible limits although no assurance can be given that the proposed WTE facilities will perform as specified or that applicable regulations will not be strengthened.  Additionally, we will

Number of Employees

We currently have 12 employees (seven officers and five administrative personnel).  Our officers devote as much time to our business as they deem necessary, which presently is in excess of 40 hours per week.  However, each is also involved in other business ventures.  Our administrative employees work fulltime for us.

Item 1a.

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

To date, we have met our working capital requirements through the private placement of our securities and through loans. We believe that we will need an additional $11.7 million to fund the plant design and development and operations that we plan to do over the next 12 months. Since entering the WTE field in November 2004, we have not generated any revenue from WTE facilities operations and have experienced substantial losses. As of December 31, 2006, we had a cash balance of $1.7 million and negative working capital of $0.5 million.  At May 15, 2007, our cash balance has been reduced to approximately $50,000.

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we develop WTE facilities.  As of December 31, 2006, we had an accumulated deficit of approximately $16.1 million. For the year ended December 31, 2006, we reported a loss of approximately $12.8 million.

There is no assurance that we will successfully develop a commercially viable product.

We plan to be assemblers of WTE technology.  As of December 31, 2006, other than the process by which we plan to assemble the described WTE facilities and our AddPower patented technology, we do not have any patented intellectual property of our own and we are dependent on our relationships with third-parties for location of sites to build facilities, permits for operation, construction of the facilities, purchase of the parts to assemble the facilities, operation of the facilities and sales of the by-products.  Since our formation in November 30, 1998, we have engaged in various activities and businesses, but we have not produced a profit.  We have generated no revenue from WTE facilities operations, do not have any operational WTE facilities, and no revenues are expected to be realized from WTE facilities until 2008, if at all.  There can be no assurance that our efforts will lead to the construction of WTE facilities, or revenues or profits from such facilities if built.

INTERNATIONAL POWER GROUP, LTD.

Form 10-K/A

December 31, 2006

We will need substantial additional funds to construct WTE facilities; if financing is not available, we may be required to reduce or cease operations or pursue other financing alternatives.

Our operations to date have consumed substantial amounts of cash.  Negative cash flow from operations is expected to continue in the foreseeable future.  Without substantial additional financing, we may be required to reduce some or all of our WTE project development plans or cease operations.   We plan to build plants that are comprised of lines or modules.  Initially, each plant will have two to six lines that will cost in the range of $30 million to $50 million per line to construct, depending on the type of waste we are to receive.  Each line is estimated to consume approximately 100 tons of waste per day per line. These estimated costs do not include land acquisition costs, legal fees or management time.  We therefore need substantial additional capital to undertake plant development and construction and sales efforts. If we cannot obtain such financing, we will not be able to execute our business plan or continue to operate.

Our cash requirements may vary materially from those now planned because of responses to our proposals and permit requests, cost of financing projects, availability and price of materials to construct our proposed WTE plants, changes in tipping fees that we hope to receive, availability and timely delivery of waste to power WTE facilities once built, the amount we can charge for the WTE by-products and the costs of environmental compliance, including disposal of residual waste.  We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with other partners and competitors, issuance of debt or from other sources.  Additional financing may not be available when needed or may not be available on acceptable terms.  If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain programs, forego desired opportunities or license third parties rights to develop locations that we would otherwise seek to develop internally.  To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

Our chances for success are reduced because we are an early stage company with regard to our new business operation.

We have a limited operating history. We are therefore subject to all the risks and challenges associated with the operation of a new enterprise, including inexperience, lack of a track record, difficulty in entering the targeted market place, competition from more established businesses with greater financial resources and experience, an inability to attract and retain qualified personnel (including technical, engineering, sales and marketing personnel) and a need for additional capital to finance our efforts and intended growth.  We cannot assure you that we will be successful in overcoming these and other risks and challenges that we face as a new business enterprise.

We need substantial additional financing to execute our business plan which may not be available. If we are unable to raise additional capital, we may not be able to continue operations.

We need substantial additional capital to undertake plant development and construction and sales efforts.  Our current resources are insufficient to fund operations.  We believe that we will need an additional $11.7 million to fund the plant design and development and operations that we plan to do over the next 12 months.  We have not and cannot assure you that we will be able to secure any such financing.  We may not be able to find financing on terms that are acceptable to us.  If we cannot obtain such financing, we will not be able to execute our business plan or continue operations.

We do not have employment contracts with any of our employees.

Development of our business depends to a significant degree on the continuing contributions of our key management and technical personnel on whom we rely to assist in the design, development, construction and operation of our proposed WTE facilities. We cannot assure you that they will remain with us, especially because we do not have any employment contracts with these persons.

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

We plan to construct our initial facilities in Mexico and the Kingdom of Saudi Arabia which will require substantial funding.  We cannot assure you that we will obtain the necessary financing or environmental permits to build and operate these facilities, or retain the permits that are required to operate the facilities or obtain financing or permits we require to build and operate our intended additional facilities.  Permits to build and operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures.  The granting of these permits is also often subject to resistance from citizen.

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

WTE technology has received only limited market acceptance.  This technology is relatively new to the market place and we have not generated any revenues from WTE technology.  Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the industry remains in an evolving state.  WTE technology competes with more established companies in the waste and alternative energy fields.  Acceptance of WTE technology to traditional products and/or services depends upon a number of factors including:

▪

favorable pricing vis-a-vis other alternatives

▪

the ability to establish the feasibility and reliability of WTE technology

▪

public perception of the product

For these reasons, we are uncertain whether WTE technology will gain acceptance.  Our future success depends upon such acceptance.

WTE technology may be adversely affected by future technological changes and environmental regulatory requirements as well as reduction of traditional energy costs or the establishment of lower priced energy alternatives.

Changes in governmental regulation and technological advances by others in the waste or energy industries may render our technology obsolete.  Research in this area is currently being sponsored by governmental agencies, major utilities, oil companies and other energy suppliers.  If such research is successful, the need for our technology could be reduced or eliminated.

Confidentiality agreements may not adequately protect our business information which could result in unauthorized disclosure or unfair competition.

We consider our business relationships and process for assembling commercially available equipment to construct WTE facilities proprietary.  We require our employees, consultants and third parties with whom we share our business plans and confidential information to execute confidentiality agreements upon the commencement of their relationship with us.  The agreements generally provide that trade secrets and all inventions conceived by the individual and all confidential information developed or made known to the individual during the term of the relationship will be our exclusive property and will be kept confidential and not disclosed to third parties except in specified circumstances.  There can be no assurance, however, that these agreements will provide meaningful protection for our business information in the event of unauthorized use or disclosure of such information.  If our unpatented intellectual property is publicly disclosed before we have been granted patent protection, our competitors could be unjustly enriched and we could lose the ability to profitably develop products from such information.

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

Risks Related to Construction of WTE Plants

We will depend on third parties to design and build our WTE facilities. However, their failure to perform could force us to abandon business, hinder out ability to operate profitably or decrease the value of your investment.

We will be highly dependent upon third parties to design and build our WTE facilities.  If the third parties do not perform for any reason, there is no assurance that we would be able to obtain a replacement general contractor.  Any such event may force us to abandon our business.  We do, however, intend to purchase performance bonds to mitigate some of the risk of a contractor terminating its relationship with us after initiation of construction.

We may need to increase cost estimates for construction of our WTE facilities, and such increase could result in devaluation of your investment if plant construction requires additional capital.

We anticipate that our WTE facilities will be built for a fixed contract price, based on the plans and specifications in anticipated design-build agreements.  We will base our cost estimates for construction of any WTE facilities on certain assumptions after discussions and negotiations with parties with design-build experience.  There is no assurance that the final cost of the plants will not be higher.  There is no assurance that there will not be design changes or cost overruns associated with the construction of the WTE facilities.  In addition, steel prices and shortages of steel could affect the final cost and final completion date of any project.  Any significant increase in the estimated construction cost of the plants could delay our ability to generate revenues and reduce the value of your investment because our expected revenue streams may not be able to adequately support the increased cost and expense attributable to increased construction costs.

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

We will be subject to extensive air, water and other environmental regulations and we will need to obtain a number of environmental permits to construct and operate WTE facilities.  In addition, it is likely that our obtaining debt financing will be contingent on our ability to obtain the various environmental permits that we will require.  If for any reason, any of these permits are not granted, construction costs for WTE facilities may increase, or the WTE facilities may not be constructed at all.  Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations.  The expense of compliance could be significant enough to reduce the value of your investment.

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

Risks Related to the Power Industry

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

Based upon public consumer reports, we believe that certain consumers may resist the concept of converting waste to energy due to the fallacy that WTE facilities add to air pollution and are odorous.  Still other consumers may believe that the process of producing power from waste takes more energy in the conversion than the power that is actually produced.  If we cannot overcome these misconceptions, market acceptance may be difficult and this could negatively affect the value of your investment.

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

The Trading Price of our Common Stock May be Volatile.

The trading price of our stock has, from time to time, fluctuated widely and in the future may be subject to similar fluctuations.  The trading price may be affected by a number of factors including the risk factors set forth in this prospectus as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the market place, and other events or factors.  In recent years, stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations.  Such market fluctuations may adversely affect the future trading price of our common stock.

We have sold stock in private placements; the stock sold in those private placements and any others we may conduct may become freely tradable and have a depressive effect on the market price of our stock.

Approximately 66,018,700 of our 350,089,096 shares outstanding as of May 15, 2007 are in the “publicly trading float.”  Public sale of those shares, as well as the registration and subsequent public sale of the remaining shares, could have a depressive effect on the public market price of our common stock.

Our outstanding options and warrants may adversely affect our ability to consummate future equity financings due to the dilution potential to future investors.

We have outstanding options and warrants for the purchase of shares of our common stock which may adversely affect our ability to consummate future equity financings.  To the extent any such options and warrants are exercised, the value of our outstanding shares of our common stock will be diluted.

As of March 31, 2007, we have outstanding vested options to purchase 22,900,000 shares of common stock at a weighted-average exercise price of $0.46 and vested warrants to purchase 9,807,498 shares of common stock with a weighted-average price of $0.53

Due to the number of shares of common stock we are obligated to sell pursuant to outstanding options and warrants described above, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

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

In order for us to preserve our cash resources, we have previously and may in the future pay certain vendors in stock, warrants or options to purchase shares of our common stock rather than cash.  Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock.  In addition, in situations where we have agreed to register the stock issued to a vendor, this will generally cause us to incur additional expenses associated with such registration.  Paying vendors in stock, warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice should that vendor decline payment in stock.

INTERNATIONAL POWER GROUP, LTD.

Form 10-K/A

December 31, 2006

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

Item 1b.

Unresolved Staff Comments

None.

Item 2.

Description of Property

Our executive offices are located at 950 Celebration Blvd., Suite A, Celebration, Florida 34747.  We lease 2,950 square feet at these premises for approximately $7,000 per month.  The lease expires in January 2011.  We do not currently own any substantial real or personal property.  We also maintain satellite (all under 1,000 square feet) offices as follows: (i) Mexican Office: Culiacan No. 17-105, Colonia Hipodromo Condesa, Delegacion Cuauhtémoc, Mexico City. Z. C., Mexico, month-to-month rental at $747.50 (USD) per month; (ii) London Office: 1 Threadneedle Street, London EC2R8AW, England, month-to-month arrangement requiring 60 days’ notice; monthly rent: $1,304.17 (USD); (iii) Northeast England Office: Royal Albert House, Sheet Street, Windsor Royal Berkshire, England, month-to-month arrangement requiring 60 days’ notice; monthly rent: $1,130.28 (USD); and (iv) Sweden Office:  Florettgatan 29B. 25467 Helsingborg, Sweden; one year lease with option to renew monthly rent: $1,455.00 (USD).

The Company believes that its facilities are adequate to maintain its existing business activities.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the stockholders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

	High	Low
Fiscal Year 2006
Quarter ended March 31, 2006	$1.18	$1.00
Quarter ended June 30, 2006	0.88	0.81
Quarter ended September 30, 2006	0.92	0.50
Quarter ended December 31, 2006	0.70	0.30
Fiscal Year 2005
Quarter ended March 31, 2005	$0.07	$0.03
Quarter ended June 30, 2005	0.40	0.25
Quarter ended September 30, 2005	0.72	0.64
Quarter ended December 31, 2005	1.86	1.59

Source:

Inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual

Transactions

Beneficial Owners

As of May 15, 2007, there were approximately 276 holders of record of our common stock, not including holders who hold their shares in street name.

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

Sales of Unregistered Securities

During March through December 2006, we sold 64.3 units to 32 investors for $1,928,998 in gross proceeds.  Each unit consisted of 50,000 shares of common stock and a warrant to purchase 25,000 shares of common stock.  The purchase price of each unit was $30,000 ($0.60 per share of common stock with no value attributed to the warrant).  The warrants are exercisable at $1.00 per full share of common stock and expire eighteen months from date of issuance.  The offering and sale qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In December 2006, we sold 11.7 million shares of our common stock at $0.20 per share to Armada Partners, L.P. and five individual investors and issued those same investors 5.4 million warrants exercisable at $0.40 per share. In December 2006, we granted 10 million shares of our common stock to Armada Partners, L.P. in exchange for services provided by such investment fund or the principal of its investment advisor for services rendered to the Company. In both instances, the offering and sale qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 6.

Selected Financial Data.

The table below summarizes our selected historical financial information for each of the last three. The company did not have any financial results for the fiscal years ended December 31, 2003 and 2002.  The summary of operations for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, has been derived from our audited Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data.  The balance sheet  data as of December 31, 2004, has been derived from our audited Consolidated Financial Statements  not included in this report.  The historical selected financial information may not  be indicative  of our future performance, and should read in conjunction with the information  contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidate Financial Statements in this Form 10-K.

Year ended December 31,

	2004	2005	2006
Results of Operations
Revenue	-	-	-
Operating Expenses	37,637	3,267,710	12,829,775
Net Loss	(37,637)	(3,267,710)	(12,831,316)
Net loss per share	(0.00)	(0.01)	(0.04)

As of December 31,

Balance Sheet Data	2004	2005	2006
Working Capital	18,863	937,722	(477,832)
Total assets	27,147	1,022,621	4,388,709
Total stockholders equity	23,363	939,722	2,245,576

INTERNATIONAL POWER GROUP, LTD.

Form 10-K/A

December 31, 2006

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We commenced our development stage on April 15, 2002.  The Company has spent approximately the last two years initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. In July 2006, the Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us an environmental license which will enable us to establish WTE plants in the country.  The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  IPWG has not had any revenues and cumulative losses of $16.1 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

We expect to begin realizing operating revenues in the fourth quarter of 2007 from the receipt of tipping fees associated with one or more of our WTE facilities.  We are expecting to store waste on our property during the construction of a facility.  We are expecting revenue from our first WTE energy plant to commence in 2009 after the completion of the construction of the first plant.

In October 2006, we purchased proprietary patented technologies, AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of clean electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.

We believe that the acquisition of these technologies will allow us to convert greater quantities of heat, produced from boilers and turbines, and potentially increase the output of salable electricity by 20 to 30% or more over technologies that are currently available. We also believe that the LTT technology will provide us with an extremely efficient “low-temp turbine” which is powered by a proprietary fluid to drive the turbine and produce electricity at approximately 200°F, whereas most conventional boilers and turbines can only produce electricity at temperatures between 600° - 800°F.

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our AddPower units by the beginning of 2008.

Plan of Operation

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low level radioactive waste as a result of our acquisition of Terra Mar Environmental Systems, Inc. (TMES) assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

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

PROJECTED DATE

Goal	Projected Date

1. Processing of site permits in Mexico	Present through July 2007
2. Complete R&D of AddPower	Present through September 2007
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and	Present through October 2007
Egypt beginning of WTE site location negotiations
4. Negotiations for WTE sites in several foreign countries now identified
Form subsidiaries as may be required in other countries	Foreseeable future

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

Purchase of Plant and Equipment.

The development and construction of each proposed WTE facility will be dependent on: (i) locating appropriate land and obtaining permits for a WTE facility, (ii) obtaining significant external financing (including related financial guaranty and risk insurance) for purchase of materials and equipment and construction of facilities and (iii) securing contracts for delivery of waste and sales of byproducts necessary to produce revenues sufficient to cover debt service and operation costs.  In the event we are not able to finance one or more proposed WTE facilities, we would be forced to abandon any such projects.

WTE Facility Finance.

Our plan to build one or more WTE facilities will require significant capital which we do not currently have. We intend to finance the construction and operation of WTE facilities through a combination of loans and securitization of income from long-term contracts for tipping fees, power and potable water sales.  We believe that we will be successful in securing such financing although no assurance can be given.  We have entered into an agreement with Marsh USA, Inc., an international insurance broker with the ability to provide financial guaranty insurance and risk management, to locate insurance for our projects.

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

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

We had an increase in net (cash and non-cash) losses from operations from $3,267,710 for the year ended December 31, 2005 to $12,831,316 for the year ended December 31, 2006, or a total increase in net losses of $9,563,606.  The net non-cash losses increased from $2,354,319 for the year ended December 31, 2005 to $8,288,250 for the year ended December 31, 2006, or a total increase in net non-cash losses of $5,933,931  This increase in net non-cash losses is primarily attributable to the issuance of common stock for services performed  ($5,281,250) and permitting option exercises without charging the strike price in exchange for services ($262,500), and the value of options ($2,644,500) granted to officers, directors and consultants and finders.  The net cash losses increased from $913,391 for the year ended December 31, 2005 to $4,543,066 for the year ended December 31, 2006, or a total increase in net cash losses of $3,629,675.  This increase in net cash losses is primarily attributable to fees paid to professionals service firms and consultants and employee related costs (i.e., salaries and travel).  We hired 9 new employees in 2006.

Year ended December 31, 2005 compared to the year ended December 31, 2004

We had an increase in net (cash and non-cash) losses from operations from $37,637 for the year ended December 31, 2004 to $3,267,710 for the year ended December 31, 2005, or a total increase in net losses of $3,239,073.  The net non-cash losses increased from $11,500 for the year ended December 31, 2004 to $2,354,319 for the year ended December 31, 2005, or a total increase in net non-cash losses of $2,342,819.  This increase in net non-cash losses is primarily attributable to the issuance of common stock for services performed ($20,319) and  permitting option exercises without charging the strike price in return for services ($72,500), and the value of options ($2,140,000) granted to officers, directors and consultants and finders.  The net cash losses increased from $26,137 for the year ended December 31, 2004 to $913,391 for the year ended December 31, 2005, or a total increase in net cash losses of $887,254.  This increase in net cash losses is primarily attributable to fees paid to professionals and consultants.

Financial Condition

Ability to Meet Cash Requirements.

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of December 31, 2006, we had an accumulated loss of $16.1 million during the development stage.  The expenses that produced this operating loss included stock based compensation expenses in the sum of $10.4 million and other expenses, including cash expenses, of approximately $5.7 million.  Notwithstanding this loss figure, the Company’s cash position improved from approximately $1.0 million at December 31, 2005 to $1.7 million at December 31, 2006 as the result of the receipt of $5.1 million from the sale of securities.  At May 15, 2007, our cash balance has been reduced to approximately $50,000 as a result of normal operating expenses and the payment obligations for the purchase of AddPower.

Without additional equity or debt financing, we will not be able to satisfy our cash requirements for the next twelve months.

Two Year Cash Forecast.

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

We are in the process of attempting to raise capital to address approximately $26.4 million of financing needs for the next twenty-four months, outside of construction/project financing for specific waste to energy projects. Uses of the capital we are attempting to raise include:

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

A detailed schedule of our capital needs for the next two years is as follows:

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

In addition to the above, we plan to develop and execute contracts for our WTE facilities in Saudi Arabia, Egypt, Mexico and elsewhere (these contracts may include long term, ie.7-10 year, commitments for waste disposal, electric and water sales). We expect to use these contracts, and the expected revenue sources they represent, to secure project specific financing.  We expect to have multiple financing sources for project/construction financing on a project by project basis outside of this specific equity raise.

Payments Due under Contractual Obligations

We have future commitments at December 31, 2006 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2007	$ 100,497
2008	89,959
2009	91,603
2010	91,443
2011	7,639
Total	381,141

In addition, we are obligated to pay during 2007 the remaining $1,564,329 for the purchase of AddPower. We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk.

Market Risk.

The Company’s exposure to market risk is principally confined to cash in the bank and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Risk.

The Company has cash in checking accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

Foreign Currency Exchange Risk.

The Company does not have any material foreign currency exposure at the present time.  As our planned business plan develops and we expect to build WTE facilities in various foreign countries which will increase the risk of foreign currency exchange will increase.

Item 8.

Financial Statements and Suplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

International Power Group, Ltd.

I have audited the accompanying consolidated balance sheets of International Power Group, Ltd. and its subsidiary (the "Company") as of December 31, 2006, and December 31, 2005 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period April 15, 2002 (date of inception of development stage) to December 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, based on the audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Power Group, Ltd. and its subsidiary as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period April 15, 2002 (date of inception of development stage) to December 31, 2006 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, at December 31, 2006, the Company had a working capital deficiency of $477,832 as well as an accumulated deficit of $16,136,663.  In addition, the Company has had a continuing record of losses.  These factors among other things, also discussed in Note 15 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey,

Certified Public Accountant

Wayne, NJ

May 18, 2007

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2006	December 31, 2005
Current Assets
Cash	$1,652,940	$955,621
Note receivable	-	65,000
Prepaid expenses	12,361	-
Total current assets	1,665,301	1,020,621

Other Assets
Intangible asset - patents	2,700,000	-
Deposit	17,134	2,000
Other assets	6,274	-
Total other assets	2,723,408	2,000
TOTAL ASSETS	$4,388,709	$1,022,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$ 524,593	$ 82,899
Accrued expenses	33,006	-
Loan payable	21,205	-
Acquisition payable	1,564,329	-
Total current liabilities	2,143,133	82,899

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value; issued and outstanding, 345,509,096 and 310,407,100 shares,
respectively	3,455	3,104
Capital in excess of par value	18,378,114	4,241,965
Other comprehensive income - foreign currency translation	670	-
Deficit accumulated during development stage	(16,136,663)	(3,305,347)
Total stockholders’ equity	2,245,576	939,722
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 4,388,709	$ 1,022,621

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

	Year 2006	Year 2005	Year 2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2006
REVENUE	$ -	$ -	$ -	$ -
OPERATING EXPENSES	12,829,775	3,267,710	37,637	16,135,122
OPERATING LOSS	(12,829,775)	(3,267,710)	(37,637)	(16,135,122)
OTHER INCOME (EXPENSE)
Interest Income	4,637	-	-	4,637
Interest Expense	(6,178)	-	-	(6,178)
LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$(12,831,316)	$(3,267,710)	$(37,637)	$(16,136,663)

NET LOSS PER SHARE – basic and diluted	$ (0.04)	$ (0.01)	$ (0.00)	-
WEIGHTED AVERAGE SHARES OUTSTANDING	316,165,397	297,465,012	203,023,760	-

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance, January 1, 2004	150,000,000	$ 1,500	$ -	$ -	$ -	$ 1,500
Shares issued for cash	1,980,000	20	49,480	-		49,500
Shares issued for services	100,000,000	1,000	9,000	-		10,000
Shares for acquisition	33,000,00	330	(330)	-		-
Net loss for the year	-	-	-	-	(37,637)	(37,637)
Balance, January 1, 2004	284,980,000	2,850	58,150	-	(37,637)	23,363
Shares issued for cash	18,065,000	181	1,188,319	-	-	1,188,500
Shares issued for services	52,100	1	20,318	-	-	20,319
Shares for acquisition	3,400,000	34	118,966	-	-	119,000
Shares for warrants exercised	2,135,000	21	538,729	-	-	538,750
Options granted for services	-	-	2,140,000	-	-	2,140,000
Options exercised for services rendered	725,000	7	72,493	-	-	72,500
Proceeds from option exercises	1,050,000	10	104,990	-	-	105,000
Net loss for the year	-	-	-	-	(3,267,710)	(3,267,710)
Balance, December 31, 2005	310,407,100	3,104	4,241,965	-	(3,305,347)	939,722
Shares issued for cash	14,889,996	149	4,268,851	-	-	4,269,000
Shares issued for services	11,800,000	118	5,281,132	-	-	5,281,250
Shares cancelled for acquisition	(1,350,000)	(13)	13	-	-	-
Shares for acquisition	2,000,000	20	799,980	-	-	800,000
Shares for warrants exercised	2,437,000	24	609,226	-	-	609,250
Options granted for services	-	-	2,644,500	-	-	2,644,500
Proceeds from option exercises	2,700,000	27	269,973	-	-	270,000
Options exercised for services rendered	2,625,000	26	262,474	-	-	262,500
Foreign currency translation	-	-	-	670	-	670
Net loss for the year	-	-	-	-	(12,831,316)	(12,831,316)
Balance, December 31, 2006	345,509,096	$ 3,455	$ 18,378,114	$ 670	$ (16,136,663)	$ 2,245,576

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year 2006	Year 2005	Year 2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2006
Cash Flows From Operating Activities:
Net loss from operations	$(12,831,316)	$(3,267,710)	$(37,637)	$(16,136,663)
Adjustments to reconcile net loss to net cash used by operating activities:
Charges not requiring cash outlay:
Value of options granted	2,644,500	2,140,000	-	4,784,500
Common stock issued for services	5,281,250	22,928	10,000	5,311,569
Options exercised for services	262,500	72,500	-	335,000
Amortization	100,000	-	-	100,000
Impairment charges	-	121,500	1,500	123,000

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(12,361)	-	(2,609)	(12,361)
Increase in accounts payable	441,694	79,115	3,784	524,593
Increase in accrued expenses	33,006	-	(2,000)	33,006
Increase in deposits	(15,134)	-	-	(17,134)
Increase in other assets	(6,274)	-	-	(6,274)
Net cash consumed by operating activities	(4,102,135)	(831,667)	(26,962)	(4,960,764)

Cash Flows From Investing Activities:
Acquisition of AddPower	(435,671)	-	-	(435,671)
Investment in Mexican company	-	-	(2,500)	(2,500)
Note receivable	-	(65,000)	-	(65,000)
Proceeds from note receivable	65,000	-	-	65,000
Net cash consumed by investing
activities	(370,671)	(65,000)	(2,500)	(438,171)

Cash Flows From Financing Activities:
Proceeds from loans	521,205	-	-	521,205
Repayments of loans	(500,000)	-	-	(500,000)
Proceeds of sales of stock units	4,269,000	1,188,500	49,500	5,507,000
Proceeds from exercise of options	270,000	105,000	-	375,000
Proceed from exercise of warrants	609,250	538,750	-	1,148,000
Net cash provided by financing
activities	5,169,455	1,832,250	49,500	7,051,205
Effect of foreign currency exchange rate
on cash	670	-	-	670
Net increase in cash	697,319	935,583	20,038	1,652,940
Cash balance, beginning of period	955,621	20,038	-	-
Cash balance, end of period	$ 1,652,940	$ 955,621	$ 20,038	$ 1,652,940

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

In June 2006, the Company formed a wholly-owned subsidiary IPWG-Sweden AB.  In October 2006, IPWG-Sweden AB purchased proprietary patented technologies, which include WTE, AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

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

Note 2.

DEVELOPMENT STAGE

The Company is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No.7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  The Company has been in the development stage since April 15, 2002, the date of its inception of development stage.

Note 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

•

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method”.  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Current income taxes are based on the income that is currently taxable.

•

Fixed Assets

Fixed assets are recorded at cost and depreciated over their useful lives using the straight-line method.

•

Intangible Assets

Intangible assets represent the estimated fair value at dates of acquisitions of acquired intangible assets used in our business. The patent asset represents the patented technology associated with our AddPower unit that was acquired in the fourth quarter of 2006. We amortize our patent on a straight-line basis over its life of 7 years. See Note 4 for additional information about our intangible asset.

•

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimated.

•

Recognition of Revenue

Revenue will be realized from the sales of product and services.  Recognition will occur upon delivery of product or performance of services.  In determining recognition, the following criteria will be considered: persuasive evidence that an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

•

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and accounts payable, approximate their values at December 31, 2006 and 2005.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

•

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

•

Common Stock

Common stock of the Company is occasionally issued in return for services.  Values are assigned to these issuances equal to the market value of the common stock.

•

Warrants Outstanding

Warrants to purchase common stock of the Company are valued at fair value using a Black-Scholes valuation model, in accordance with the provisions of SFAS No. 123R, “Shared-Based Payments” (“SFAS 123R”).

•

Stock Options

Stock options are valued at fair value on the date of issuance using a Black Scholes valuation model, in accordance with the provisions of SFAS No. 123R.  Certain options are exercised for services  and are valued at their exercise price.

•

Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

Note 4.

ASSET ACQUISITION

On October 3, 2006 the Company completed the asset acquisition of three Swedish companies (AddPower) for $2.8 million.  The purchase price was as follows:

Cash	$ 2,000,000
Stock	800,000
Total	$ 2,800,000

The Company paid approximately $436,000 upon execution of the contract and the remaining purchase price will be paid in nine monthly installments beginning January 2007.  The Company also issued 2,000,000 shares of common stock to the owner of AddPower in October 2006.  A patented turbine technology for the generation of electricity using low heat, was the principal asset acquired.  The purchase included all the assets of AddPower including the intellectual property and patents.  Since the acquired entities did not have any customers or employees, it did not meet the definition of a business as defined by the Emerging Issues Task Force (“EITF”) in EITF 98-3, Determining Whether a Nonmonetary Transaction involves Receipt of Productive Assets or of a Business.  Therefore, the entire $2.8 million purchase price was allocated to the patents.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 5.

RELATED PARTY TRANSACTIONS

Until late in 2005, the Company made its headquarters in premises owned by the Company vice president, which was rent free until that date.  The market value of these rented facilities was negligible.

Shares of common stock were issued to Peter Toscano, CEO and President of the Company, and Jack Wagenti, Secretary, Treasurer and the former Chief Financial Officer of the Company, for their services during the period August 1, 2003 to June 30, 2005.  These issuances totaled 100,000,000 shares (50,000,000 for each officer).  They were valued at $10,000 which was charged to expense during the periods benefited.

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

During the year ended December 31, 2005, the Company loaned $65,000 to U.S. Precious Metals, Inc. (“USPM”).  Peter Toscano, Jack Wagenti and Jose Garcia are officers of USPM and members of its board of directors.  This loan had a 6% interest rate and was repaid in 2006.  During the fourth quarter of 2006, USPM loaned the Company $250,000 with a 6% interest rate and the Company repaid this loan in the same quarter.

During the fourth quarter of 2006, Peter Toscano loaned the Company $50,000, without interest.  This loan was repaid in December 2006.

In the fourth quarter of 2006, Lennart Strand, an employee of the Company, loaned the Company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007 with no interest.

Note 6.

INCOME TAXES

The Company experienced losses during 2006, 2005 and 2004.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty years.  At December 31, 2006, the Company had an NOL carry forward of $11,352,163 available for Federal and state taxes.  The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance.  If not used, the carry forward will expire as follows:

2024	2024	$ 37,637
2025	2025	1,127,710
2026	2026	10,186,816

Under SFAS No. 109, deferred tax assets are not recognized unless it is more likely than not that the benefits will be realized.  If realization is not likely, the amounts are offset by a valuation allowance.  The Company has recorded none current deferred tax assets as follows:

Deferred tax assets	3,859,735
Valuation allowance	(3,859,735)
Balance	$ -

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

The amount of the valuation allowance increased by $3,463,517 during the past year.

Note 7.

CAPITAL STOCK AND WARRANTS

During the months of November and December of 2004, the Company sold stock units, each unit comprised of four hundred thousand shares of common stock and two hundred thousand warrants to purchase common stock at a price of $.25 per share.  The warrants were exercisable within an eighteen month period of the dates of issuance.  A total of 1,980,000 shares and 990,000 warrants were sold, yielding proceeds of $49,500.

During 2005, the Company sold stock units.  Certain of these units were comprised of 400,000 shares of stock and 200,000 warrants, exercisable at $0.25 per shares for periods of 18 months.  Other units were comprised of 80,000 shares and 40,000 warrants, exercisable at $0.75 per share for a period of 18 months.  A total of 18,065,000 shares and 9,032,500 warrants were sold yielding proceeds of $ 1,188,500.

During 2006, the Company sold stock units comprised of 50,000 shares of stock and 25,000 warrants, exercisable at $1.00 per share for periods of eighteen months, and units that were comprised of 250,000 shares and 125,000 warrants, exercisable at $0.40 per share for a period eighteen months.  A total of 14,889,996 shares and 7,444,998 warrants were sold, yielding proceeds of $4,269,000.

Warrant activity for the three years ended December 31, 2006 is as follows:

Balance January 1, 2004
Warrants granted during 2004	990,000
Balance December 31, 2004	990,000
Warrants granted during 2005	9,032,500
Warrants exercised during 2005	(2,135,000)
Balance December 31, 2005	7,887,500
Warrants granted during 2006	7,444,998
Warrants exercised during 2006	(2,437,000)
Warrants expired during 2006	(1,200,000)
Balance December 31, 2006	11,695,498

Relevant information about the warrants outstanding at December 31, 2006 is presented below:

Exercise Price	Weighted-Average Remaining Contractual Term (months)	Warrants
$0.25	0.4	2,788,000
$0.40	42.3	5,850,000
$0.75	2.7	1,450,000
$1.00	13.5	1,607,498
Total exercisable		11,695,498

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

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the twelve month periods ended December 31, 2006 and 2005:

	December 31,
	2006		2005
		Weighted-		Weighted-
	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Outstanding at the beginning of the year	17,225	$0.13	-	$-
Granted (all at market price)	13,000	0.74	19,000	0.13
Cancelled	(2,000)	0.40	-	-
Exercised	(5,325)	0.10	(1,775)	0.10
Outstanding at the end of the year	22,900	$0.46	17,225	$0.13

The weighted-average remaining contractual life of the options outstanding as of December 31, 2006 was 2.9 years.  The aggregate intrinsic value of the options outstanding as of December 31, 2006 was $4.2 million.  The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on December 31, 2006 and the exercise price, multiplied by the number of in-the-money stock options as of December 31, 2006.  This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2006.  In future periods, this amount will change depending on fluctuations in the Company’s stock price.  The total intrinsic value of stock options exercised during the years ending December 31, 2006 and 2005 was $5.0 million and $1.7 million, respectively.

The fair value of option grants are estimated using a Black-Sholes option pricing model.  The following weighted-average assumptions were used for options granted during the years ended December 31, 2006 and 2005:

	2006	2005
Dividend yield	0.0%	0.0%
Expected volatility	100.85%	156.24%
Risk-free interest rate	4.96%	3.75%
Expected term (in years)	1.39	0.75
Weighted-average fair value of stock options granted	$0.20	$0.11

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 9.

INTANGIBLE ASSET - PATENTS

Information regarding the intangible asset – patents is as follows:

December 31, 2006
Intangible asset - patents	$2,800,000
Accumulated amortization	(100,000)
Intangible asset – patents, net	$2,700,000

Amortization expense was $100,000 for the year ended December 31, 2006.  There was no amortization expense in 2005 or 2004..  The remaining amortization period for the patents is 6.75 years.  The estimated future amortization expense of this asset is as follows:

Year	Amortization Expense
2007	$400,000
2008	400,000
2009	400,000
2010	400,000
2011	400,000
Thereafter	700,000

Note 10.

OPERATING EXPENSES

Major categories of operating expenses are presented below.

	2006	2005	2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Stock based compensation	$2,644,500	$2,140,000	$ -	$4,784,500
Consulting expense	6,437,147	439,594	-	6,876,741
Professional fees	1,325,888	108,618	-	1,434,506
Impairment	-	121,500	1,500	123,000
Office expenses	136,308	74,069	11,403	221,780
Travel and meals	793,716	203,804	6,448	1,003,968
Public relations	243,363	29,960	-	273,323
Salaries and other employee expenses	776,296	58,801	7,391	842,488
Insurance	42,248	13,478	-	55,726
Automobile expenses	45,615	17,595	-	63,210
Telecommunications	89,368	19,500	-	108,868
Rent	127,455	10,547	-	138,002
Depreciation and amortization	100,000	-	-	100,000
Other expenses	67,871	30,244	10,895	109,010
	$12,829,775	$3,267,710	$37,637	$16,135,122

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 11.

IMPAIRMENT

Following the acquisition of TAT, the Company determined that the entity would not provide the expected benefits and the investment was abandoned.  Early in 2006, the Company began to use a Mexican subsidiary to pursue its business interests in Mexico.  The Mexican subsidiary had previously been inactive.  The value of the TAT investment, ($121,500) was written off during 2005.

Note 12.

RENTS UNDER OPERATING LEASES

Rent expense for the years ended December 31, 2006 and 2005 was $127,455 and $10,547, respectively.  The Company did not incur any rent expense in 2004.  At December 31, 2006, the company had the following minimum lease commitments for the next 5 years:

Year	Commitment
2007	100,497
2008	89,959
2009	91,603
2010	91,443
2011	7,639

Note 13.

COMPREHENSIVE LOSS

Comprehensive loss is as follows:

	2006	2005	2004	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2006
Net loss	$(12,831,316)	$(3,267,710)	$(37,637)	$(16,136,663)
Foreign currency translation	670	-	-	670
Comprehensive loss	$(12,830,646)	$(3,267,710)	$(37,637)	$(16,135,993)

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 14.

SUPPLEMENTAL CASH FLOWS

There was no cash paid for interest or income taxes during the years ended December 31, 2006, 2005 and 2004.

The following non-cash investing and financing activity took place during 2004:

a.  The Company acquired two thirds of the capital stock of Power on October 1, 2004 in exchange for 150,000,000 shares of common stock.  The remaining shares of Power were acquired by officers of the Company and contributed to the Company.  Power was later dissolved.

b.  On October 19, 2004, 100,000,000 shares of common stock were issued to the officers of the Company in exchange for their services (see Note 5).

c.  On August 20, 2004, Power acquired the assets of TMES in exchange for 2,281,040 shares of its common stock.  These shares were later redeemed by officers of the Company, and cancelled.

The following non-cash investing and financing activity took place during 2005:

a.

The Company issued 3,400,000 shares of its common stock for its equity interest in (TAT).  Of these shares, 1,350,000 were cancelled during 2005.

b

The Company issued 52,100 shares for services valued at $20,319.  For additional services, it granted option holders the right to exercise without payment options to purchase 725,000 shares of common stock.  The value of this additional benefit was $72,500.

The following non-cash investing and financing activity took place during 2006:

a.  The Company issued 2,000,000 shares of common stock as partial compensation for the acquisition of AddPower.  These shares were valued at $800,000.

b.  The Company issued 11,800,000 shares of common stock for services valued at $5,281,250.  For additional services, it granted option holders the right to exercise without payment options to purchase 2,625,000 shares of common stock.  The value of this additional benefit was $262,500.

Note 15.

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

A Company stockholder has asserted that she suffered losses of $240,000 because of alleged misrepresentation as and omissions made by the Company at the time she purchased her stock.  The Company, through its attorneys, has rejected her claim.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 16

CONTINGENCIES

Naanovo, a Swedish company, has made a claim that the assets, techniques, and technologies of the three Swedish companies acquired by the Company in October 2006 are “proprietary technologies” owned by Naanovo.  This claim is based on a “former working relationship” that the chief executive of the three acquired companies once had with Naanovo.  The Company, through its attorneys, has responded that Naanovo does not have any ownership interest in the three companies or in their assets and technologies, and that there was no ongoing relationship between Naanovo and the chief executive of the three acquired companies.  Naanovo has indicated that it will pursue legal action to protect its rights.

A Company stockholder has asserted that she suffered losses of $240,000 because of alleged misrepresentation as and omissions made by the Company at the time she purchased her stock.  The Company, through its attorneys, has rejected her claim.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.

Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our directors and executive officers, their ages, and the positions they hold are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All officers serve at the discretion of our Board of Directors.

(A)

Directors and Executive Officers

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

Our officers are not full time employees and are involved in other business endeavors. We do not have a formal conflicts of interest policy governing its officers and directors.  We do not have written employment agreements with any of our officers.  Our officers intend to devote sufficient business time and attention to the our affairs to develop our business in a prudent and business-like manner.

(B) Other Officers (non-executive) and Significant Personnel.

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

(E)

Compliance with Section 16(A) of the Exchange Act.  Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  During the fiscal year ended December 31, 2006 there were 10 such individuals who were subject to the reporting requirements of the Exchange Act.  To the best of the Company’s knowledge, all our executive officers, directors and persons who beneficially own more than ten percent of our common stock are current in their Section 16 filings.

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

CORPORATE GOVERNANCE

Director Independence

The board of directors is responsible for directing the management of the business and affairs of the Company. The board holds regular meetings each year and holds additional special meetings as required. Directors are expected to attend board meetings and to spend the time needed and meet s frequently as necessary to properly discharge their responsibilities. Although participation by conference telephone or other communications equipment is allowed, personal attendance is encouraged.

Our board has affirmatively determined, after considering all of the relevant facts and circumstances, that all of the directors other than Peter Toscano, Jack Wagenti, Jose Garcia, and Robert Astore are independent from our management under the standards set forth in the listing standards of the NASDAQ Stock Market. This means that none of the independent directors have any direct or indirect material relationship with the Company that will interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Board meetings and Committees; Annual Meeting Attendance

The board does not have a separately designated nominating, compensation or audit committee, which functions are handled by the board of directors. The board of directors held 51 meetings during the fiscal year ended December 31, 2006. Each of the directors attended at least 75% of the meetings of the board of directors held during the 2006 fiscal year while he was a member of the board.

Item 11.

Executive Compensation.

The Company’s Executive Compensation Program Philosophy

The Company strives to attract, motivate and retain high-quality executives with the requisite skills and abilities to enable the Company to achieve superior results. Accordingly, the Company’s compensation programs are designed to provide compensation commensurate with performance and to reward above average performance and provide incentive opportunity to be competitive for talent in the labor markets in which the Company participates. The board of directors assumes the duties of a compensation committee. The board of directors sets executive compensation and its own compensation using industry standards as a guideline. The Company does not currently have any compensation consultants assisting the Company with executive and/or director compensation matters.

The key elements of the Company’s compensation programs are base salaries, performance cash bonuses for contributions to short and long-term goals, and the grant of stock options. Base salaries and cash bonuses are the core elements of the Company’s compensation programs. Base salaries are a necessary element to enable the Company to compete and are determined following negotiations with the individual and are based on competitive market conditions. To date, the Company awards cash bonuses based on a subjective evaluation of performance by the board of directors. The board of directors believe that base salaries, along with cash bonuses and stock options enable the Company to meet its objectives of attracting, motivating and retaining the right mix of employees needed to achieve the Company’s business objectives. The board of directors also believes that its compensation structure is both fair and competitive and allows the Company to reward extraordinary accomplishments.

While the Company rewards performance that contributes to business developments that meet the Company’s long-term goals, the Company does not have any long-term compensation plans in place, pursuant to which performance will be measured over a period of more than one year and compensation will be paid out after a period of more than a year.

The Company has used utilized market data in making compensation decisions but the Company has not targeted any of its compensation decisions to any specific benchmarks or peer groups. The Company does not have any formal equity ownership requirements.

The Company reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1 million in any taxable year that is paid to certain individuals unless the compensation is performance based. The Company believes that the compensation paid under its compensation programs is generally fully deductible for federal income tax purposes.

Compensation Committee Report

The following report of the board of directors does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

The board of directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the board of directors approved the inclusion of the Compensation Discussion and Analysis in this report on Form 10-K.

▪

Peter Toscano

▪

Jack Wagenti

▪

Jose Garcia

▪

Salvatore Arnone

▪

Robert Astore

▪

Walter J. Salvadore

▪

Sheik Hani A.Z. Yamani

▪

Georgi Grechko

The following table sets forth certain information regarding the compensation of our Chief Executive Officer and our four next most highly compensated executive officers for the fiscal years ended December 31, 2006, 2005 and 2004.  Except as set forth below, no other compensation was paid to these individuals during the years indicated.

Annual Compensation Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total
Peter Toscano	2006	$46,231	$ -	-	$ -	-	-	$39,379(5)	$85,610
President, Chief Executive	2005	19,558	-	-	20,000(1)	-	-	2,991	42,549
Officer and Director	2004	-	-	5,000(6)	-	-	-		5,000

Jack Wagenti	2006	46,231	-	-	-	-	-	18,386(5)	64,617
Vice President and Director	2005	17,058	-	-	20,000(1)	-	-	2,949	40,007
	2004	-	-	5,000(6)	-	-	-	-	5,000

Jose Garcia	2006	84,583	-	-	-	-	-	-	84,583
Vice President and Director	2005	17,058	-	-	20,000(1)	-	-	-	37,058
	2004	-	-	-	-	-	-	-	-
				-		-	-
Chris Duncan (2)	2006	130,769	-	-	307,000(3)	-	-	-	437,769
Former Chief Operating Officer	2005	-	-	-	-	-	-	-	-
	2004		-	-	-	-	-	-

John Mack (4)	2006	80,769	-	-	-	-	-	-	80,769
Former Chief Financial Officer	2005	-	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-	-

1)

The financial value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for the valuation of these option awards are as follows: Expected dividends 0%; Expected volatility 156.24%; Risk free interest rate 3.75%; expected life of options 75 years. The assumptions are also disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this prospectus.

2)

Mr. Duncan resigned as the Company’s Chief Operating Officer on January 2, 2007.

3)

The financial value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for the valuation of these option awards are as follows: Expected dividends 0%; Expected volatility 100.85%; Risk free interest rate 4.96%; expected life of options 1.39 years. The assumptions are also disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this prospectus.

4)

Mr. Mack resigned as the Company’s Chief Financial Officer on January 5, 2007.

We have no employment contracts with any our officers.

5)

These amounts include car allowance for Messrs Toscano and Wagenti for $12,979 and $18,386, respectively.  In addition, Mr. Toscano received a housing allowance in the amount of$26,400.

6)

The $5,000 in compensation received by Messrs Toscano and Wagenti in 2004 was paid in the form of 50,000,000 shares each which was valued as salary compensation at $0.0001 per share.

2006 GRANTS OF PLAN-BASED AWARDS

The table below sets forth information regarding grants of plan-based awards made to each of the named executive officers during 2006:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (1) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Stock Options ($)(2)
		Threshold	Target	Maximum	Threshold	Target	Maximum

Peter Toscano	-	-	-	-	-	-	-	-	-	-	-

Jack Wagenti	-	-	-	-	-	-	-	-	-	-	-

Jose Garcia	-	-	-	-	-	-	-	-	-	-	-

Chris Duncan	03/14/2006								1,000,000	$0.83	$210,000
	07/18/2006								200,000	$0.67	$240,000
	11/21/2006								300,000	$0.67	$ 57,000

John Mack	-	-	-	-	-	-	-	-	-	-	-

(1)  Reflects options granted during 2006 pursuant to our 2005 Stock Option Plan.

(2)  The grant date fair value of each stock award and Chris Duncan’s option award is determined pursuant to SFAS 123(R).

The following table discloses information regarding outstanding equity awards as of December 31, 2006 for each of our senior executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name and Principal Position	Number of Securities Underlying Unexercised Options/Exercisable (1)	Number of Securities Underlying Unexercised Options/Un-exercisable (1)	Option Exercise Price	Option Expiration date
Peter Toscano, President, CEO
and Director	1,000,000	-	$0.10	6/14/2010

Jack Wagenti
Vice President and Director	1,000,000	-	0.10	6/14/2010

Jose Garcia
Vice President and Director	1,000,000	-	0.10	6/14/2010

Chris Duncan(1)	1,000,000	-	0.83	6/14/2010
Former Chief Operating	200,000	-	0.67	7/17/2010
Officer	300,000	-	0.67	6/14/2010

John Mack(2)
Former Chief Financial Officer	-	-	-	-

(1) Mr. Duncan resigned as the Company’s Chief Operating Officer on January 2, 2007.

(2) Mr. Mack resigned as the Company’s Chief Financial Officer on January 5, 2007.

Option Exercises and stock vested: No stock options, SARs and similar instruments were exercised and no stock, including restricted stock, restricted stock units or similar instruments vested during our fiscal year ended December 31, 2006.

Directors’ Compensation.

Directors receive no monetary compensation for their service as directors.  Directors are reimbursed for expenses incurred in connection with the Company’s business.

The following table documents the compensation of our directors for the fiscal years ended December 31, 2006.
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Salvatore Arnone	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Robert Astore	-	-	-	-	-	-	-
Jose Garcia	-	-	-	-	-	-	-
Georgi Grecko	-	-	-	-	-	-	-
Thomas Mitchell	-	-	210,000	-	-	-	210,000
Walter Salvatore	-	-	210,000	-	-	-	210,000
Hani A. Z. Yamani	-	-	1,210,000	-	-		1,210,000

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

Item 12.

Security Ownership of Certain Beneficial Owners, Management And Related Stockholder

Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the number of shares of our common stock that were beneficially owned as of April 25, 2007, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 349,684,096 beneficially owned shares outstanding on April 25, 2007. The address of each director and executive officer listed below is c/o International Power Group, Ltd., 950 Celebration Boulevard, Celebration, Florida, 34747.

Name and Address	Number of Shares Beneficially Owned		Percent of Class
Peter Toscano	100,954,830		27.91%
Jack Wagenti	106,194,480		29.35%
Jose Garcia	2,500,000	(1)	*
Louis D. Garcia	2,000,000		*
James W. FitzGibbons	200,000	(2)	*
Salvatore Arnone	2,300,000	(3)	*
Dr. Georgi Grechko	1,040,000	(3)	*
Robert Astore	2,300,000	(4)	*
Walter Salvadore	1,660,000	(5)	*
Sheik Hani A.Z. Yamani	6,000,000	(6)	*
Armada Partners, L.P. (7)	25,000,000	(8)	7.0%
All officers and directors as a group (10 persons)	225,149,310		62.4%

* Represents less than 1%

_____________________________

(1) Includes 1 million shares issuable upon presently exercisable stock options.

(2) Includes 200,000 shares issuable upon presently exercisable stock options.

(3) Includes 1 million shares issuable upon presently exercisable stock options.

(4) Includes 1.3 million shares issuable upon presently exercisable stock options.

(5) Includes 1.5 million shares issuable upon presently exercisable stock options.

(6) Includes 6 million shares issuable upon presently exercisable stock options.

(7) The address for Armada Partners, L.P. is 650 5th Avenue, New York, NY 10199.

Voting control and dispositive power over these shares is held by Mr. Armando Ruiz.

(8) Includes 5 million shares issuable upon presently exercisable warrants.

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

Item 13.

Certain Relationships and Related Party Transactions, and Director Independence.

Related Party Transactions

Neither our directors and executive officers, any person who beneficially owns, directly or indirectly, shares representing more than 5% of our common stock, any other related person as defined in Item 404 of Regulation S-K promulgated under the Securities Act of 1933, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered since the beginning of our last fiscal year, or any proposed transaction in which the amount involved exceeds $120,000 except that during the fourth quarter of our fiscal year ended December 31, 2006, U.S. Precious Metals, Inc. (“USPM”), a company of which Peter Toscano, Jack Wagenti and Jose Garcia are officers and directors, loaned to us $250,000 at a 6% interest rate and we repaid this loan in the same quarter.

Director Independence

The board of directors is responsible for directing the management of the business and affairs of the Company. The board holds regular meetings each year and holds additional special meetings as required. Directors are expected to attend board meetings and to spend the time needed and meet s frequently as necessary to properly discharge their responsibilities. Although participation by conference telephone or other communications equipment is allowed, personal attendance is encouraged.

Our board has affirmatively determined, after considering all of the relevant facts and circumstances, that all of the directors other than Peter Toscano, Jack Wagenti, Jose Garcia, and Robert Astore are independent from our management under the standards set forth in the listing standards of the NASDAQ Stock Market. This means that none of the independent directors have any direct or indirect material relationship with the Company that will interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

Item 14.

Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2005 Fees	Fiscal 2006 Fees
Audit Fees	$5,850	$12,225
Audit Related Fees	-	-
Tax Fees	-	$ 1,120
All Other Fees	-	-
Total Fees	$5,850	$13,325

Audit Fees

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other Fees

Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed.  All of the services described above were approved by the Board of Directors in accordance with its procedures

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Report:

a.

Financial Statements: The financial statements listed in the Table of Contents to the Consolidated Financial Statements are filed as part of this report.

b.

Financial Statement Schedules – All schedules have been included in the Consolidated Financial Statements or Notes thereto.

c.

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
10.8	Kingdom of Saudi Arabia license (6)

10.9	Joint Venture Agreement among the Company, Sistemas Ecologicos Para La Proteccion Ambiental S.A. DE C.V. and Mario Salguero Rossainzz dated as of November 9, 2006 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(7)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(7)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350)(7)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350)(7)

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

(5)

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 7, 2005.

(6)

Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-SB/A6 as filed with the Securities and Exchange Commissions on September 18, 2006.

(7)  Incorporated by reference to Exhibit 10.1 in the Company Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(8)   Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st. day of May 2007.

International Power Group, Ltd.

/s/ Peter Toscano
Name: Peter Toscano
Title: Chief Executive Officer
Name	Date

/s/ Peter Toscano	May 21, 2007
Name: Peter Toscano
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ James W. FitzGibbons	May 21, 2007
Name: James W. FitzGibbons
Title: (Controller and Chief Accounting Officer and Principal Financial Officer)

/s/ Jack Wagenti	May 21, 2007
Name: Jack Wagenti
Title: (Director)

/s/ Jose Garcia	May 21, 2007
Name: Jose Garcia
Title: (Director)

/s/ Salvatore Arnone	May 21, 2007
Name: Salvatore Arnone
Title: (Director)

/s/ Robert Astore	May 21, 2007
Name: Robert Astore
Title: (Director)