Form 10-Q
period 2007-03-31
International Power Group, Ltd.
filed 2007-05-21
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-51449

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES  [X]    NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2007: 350,089,096 shares of Common Stock, $.00001 par value.

International Power Group, Ltd.

Form 10-Q

Period Ended March 31, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.

Quantitative  and Qualitative Disclosures About Market Risk.

15

Item 4.

Controls and Procedures.

15

PART II - OTHER INFORMATION

16

Item 1.

Legal Proceedings.

16

Item 1A.

Risk Factors.

16

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3.

Defaults Upon Senior Securities.

16

Item 4.

Submission of Matters to a Vote of Security Holders.

16

Item 5.

Other Information.

16

Item 6.

Exhibits.

16

SIGNATURES

17

INDEX TO ATTACHED EXHIBITS

18

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	March 31, 2007	December 31, 2006
Current Assets
Cash	$ 425,014	$1,652,940
Prepaid expenses	67,996	5,161
Other current assets	10,885	7,200
Total current assets	503,895	1,665,301

Other Assets
Intangible asset – patents	2,600,000	2,700,000
Deposit	16,821	17,134
Other assets	8,921	6,274
Total other assets	2,625,742	2,723,408
TOTAL ASSETS	$3,129,637	$4,388,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$ 297,689	$ 524,593
Accrued expenses	35,252	33,006
Other payables	4,988	21,205
Acquisition payable	962,057	1,564,329
Total current liabilities	1,299,986	2,143,133

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value; issued and outstanding, 349,809,096 and 345,509,096 shares, respectively	3,498	3,455
Capital in excess of par value	20,190,071	18,378,114
Other comprehensive income - foreign currency translation	703	670
Deficit accumulated during development stage	(18,364,621)	(16,136,663)
Total stockholders’ equity	1,829,651	2,245,576
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,129,637	$ 4,388,709

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2007
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	2,227,938	2,164,340	18,363,060
OPERATING LOSS	(2,227,938)	(2,164,340)	(18,363,060)
OTHER INCOME (EXPENSE)
Interest Income	4	-	4,641
Interest Expense	(24)	-	(6,202)
LOSS ACCUMULATED DURING DEVELOPMENT
STAGE	$(2,227,958)	$(2,164,340)	$(18,364,621)

NET LOSS PER SHARE – basic and diluted	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	347,551,735	312,827,676

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2007
Cash Flows From Operating Activities:
Net loss from operations	$(2,227,958)	$(2,164,340)	$(18,364,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Charges not requiring cash outlay:
Value of options granted	875,000	1,050,000	5,659,500
Common stock issued for
services	49,500	140,000	5,361,069
Options exercised for services	-	70,000	335,000
Amortization	100,000	-	200,000
Impairment charges	-	-	123,000

Changes in assets and liabilities:
Increase in prepaid expenses	(62,835)	-	(67,996)
Increase in other current assets	(3,685)	-	(10,885)
Decrease (increase) in accounts
payable	(226 ,904)	5,327	297,689
Increase in other payables	4,988	-	4,988
Increase in accrued expenses	2,246	-	35,252
Decrease (increase) in deposits	313	-	(16,821)
Increase in other assets	2,647	-	(8,921)
Net cash consumed by operating
activities	(1,491,982)	(899,013)	(6,452,746)
Increase and other assets	(2,647)	-	(8,921)

Cash Flows From Investing Activities:
Acquisition of Addpower	(602,272)	-	(1,037,943)
Investment in Mexican company	-	-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	-	65,000
Net cash consumed by investing activities	(602,272)	-	(1,040,443)

Cash Flows From Financing Activities:
Proceeds from loans	-	-	521,205
Repayments of loans	(21,205)	-	(521,205)
Proceeds of sales of stock units	600,000	105,000	6,107,000
Proceeds from exercise of options	-	170,000	375,000
Proceed from exercise of warrants	287,500	103,000	1,435,500
Net cash provided by financing
activities	866,295	378,000	7,917,500
Effect of foreign currency exchange rate
on cash	33	-	703
Net (decrease) increase in cash	(1,227,926)	(521,013)	425,014
Cash balance, beginning of period	1,652,940	955,621	-
Cash balance, end of period	$ 425,014	$ 434,608	$ 425,014

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007

	Common Stock		Capital in Excess of Par Value	Other Comprehensive Income	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance, January 1, 2007	345,509,096	$ 3,455	$ 18,378,114	$ 670	$ (16,136,663)	$ 2,245,576
Shares issued for cash	3,000,000	30	599,970	-	-	600,000
Shares issued for services	150,000	1	49,499	-	-	49,500
Shares for warrants exercised	1,150,000	12	287,488	-	-	287,500
Options granted for services	-	-	875,000	-	-	875,000
Foreign currency translation	-	-	-	33	-	33
Net loss for the year	-	-	-	-	(2,227,958)	(2,227,958)
Balance, March 31, 2007	349,809,096	$ 3,498	$ 20,190,071	$ 703	$ (18,364,621)	$ 1,829,651

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of International Power Group, Ltd. as of March 31, 2007 and December 31, 2006 and for the three-month periods ended March 31, 2007 and March 31, 2006 have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2006 filed in the Company’s report on Form 10-K.

Note 2.

COMMON STOCK AND WARRANTS

The Company issued stock in private placements in the first fiscal quarters of 2007.  A total of 3,000,000 shares of common stock were sold in the three month period ended March 31, 2007.  These sales resulted in net proceeds to the Company of $600,000.  These shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one share of stock for each two shares of stock purchased.  For the three month period ended March 31, 2007, warrants to purchase 1,500,000 shares of stock were issued, exercisable at $0.40 per share for a period of twelve months.

Warrant activity for the three months ended March 31, 2007 is as follows:

Balance December 31, 2006	11,695,498
Warrants granted during the first three months of 2007	1,500,000
Warrants exercised during the first three months of 2007	(1,150,000)
Warrants expired during the first three months of 2007	(2,238,000)
Balance March 31, 2007	9,807,498

Relevant information about the warrants outstanding at March 31, 2007 is presented below:

Exercise Price	Weighted-Average Remaining Contractual Term (months)	Warrants
$0.40	31.3	7,350,000
$0.75	0.3	850.000
$1.00	10.5	1,607,498
Total exercisable		9,807,498

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 3.

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

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the three month period ended March 31, 2007:

	2007
		Weighted-
	Shares	Average Price
Outstanding at the beginning of the year	22,900	$0.46
Granted (all at market price)	3,500	0.36
Cancelled	(3,500)	0.39
Outstanding at the end of the period	22,900	$0.46

The weighted-average remaining contractual life of the options outstanding as of March 31, 2007 was 2.6 years.  The aggregate intrinsic value of the options outstanding as of March 31, 2007 was $1.5 million.  The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on March 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options as of March 31, 2007.  This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2007.  In future periods, this amount will change depending on fluctuations in the Company’s stock price.

The fair value of option grants are estimated using a Black-Sholes option-pricing model.  The following weighted-average assumptions were used for options granted during the three months ended March 31, 2007 and 2006:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	192.95%	122.04%
Risk-free interest rate	4.83%	4.75%
Expected term (in years)	2.72	1.76
Weighted-average fair value of stock options granted	$0.25	$0.21

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 4.

INTANGIBLE ASSET - PATENTS

Information regarding the intangible asset – patents is as follows:

	March 31, 2007	December 31, 2006
Intangible asset - patents	$2,800,000	$2,800,000
Accumulated amortization	(200,000)	(100,000)
Intangible asset – patents, net	$2,600,000	$2,700,000

Amortization expense was $100,000 for the quarter ended March 31, 2007.  There was no amortization expense in the quarter ended March 31, 2006.  The remaining amortization period for the patents is 6.5 years.  The estimated future amortization expense of this asset is as follows:

Year	Amortization Expense
2007	$300,000
2008	400,000
2009	400,000
2010	400,000
2011	400,000
Thereafter	700,000

Note 5.

RELATED PARTY TRANSACTIONS

In the fourth quarter of 2006, Lennart Strand, an employee of the Company, loaned the Company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007 with no interest.

Note 6.

OPERATING EXPENSES

Major categories of operating expenses are presented below.

	Three Months Ended March 31,2007	Three Months Ended March 31,2006	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2007
Stock based compensation	$ 875,000	$1,050,000	$5,659,500
Consulting expense	339,243	350,674	7,215,984
Professional fees	184,959	287,763	1,619,465
Impairment	-	-	123,000
Office expenses	16,122	141,064	237,902
Travel and meals	211,308	216,978	1,215,276
Public relations	31,004	9,005	304,327
Salaries and other employee expenses	379,881	52,500	1,222,369
Insurance	1,414	5,861	57,140
Automobile expenses	15,131	7,418	78,341
Telecommunications	19,680	11,795	128,548
Rent	45,219	16,272	183,221
Amortization	100,000	-	200,000
Other expenses	8,977	15,010	117,987
	$2,227,938	$2,164,340	$18,363,060

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Note 7.

COMPREHENSIVE LOSS

Comprehensive loss is as follows:.

	Three Months Ended March 31,2007	Three Months Ended March 31,2006	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2007
Net loss	$(2,227,958)	$(2,164,340)	$(18,364,621)
Foreign currency translation	33	-	703
Comprehensive loss	$(2,227,925)	$(2,164,340)	$(18,363,918)

Note 8.

SUPPLEMENTAL CASH FLOWS

The Company paid $6,202 in interest in the three months ended March 31, 2007 and paid no interest in the 3  months ended March 31, 2006.  There was no cash paid for income taxes during the 3 months ended March 31 2007 or 2006.

The Company issued 150,000 shares of common stock for services valued at $49,500 in the first quarter of 2007 and 150,000 shares of common stock for services valued at $140,000 in the first quarter of 2006.

The Company granted option holders the right to exercise, without payment, options to purchase 700,000 shares of common stock in the first quarter of 2006.  The value of this additional benefit was $70,000.

Note 9.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of  Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “intends”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2006 filed with the United States Securities and Exchange Commission , that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Financial Condition

Ability to Meet Cash Requirements.

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of March 31, 2007, we had an accumulated loss of $18.4 million during the development stage.  The expenses that produced this operating loss included stock based compensation expenses in the sum of $11.4 million and other expenses, including cash expenses, of approximately $7.0 million.  At March 31 2007, our cash balance was $0.4 million. During the first quarter of 2007 the company cash balance decreased by $1.2 million.  We used approximately $1.5 million for our operating activities and made $0.6 million in payments for the acquisition of AddPower.  These uses of cash were offset by $0.6 million in stock sales and $0.3 million in cash from the exercise of stock warrants.

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

A detailed schedule of our capital needs for the two years ended December 31, 2008 is as follows:

	2007	2008	Total

Employee Costs	$2,463,000	$3,687,000	$6,150,000
Travel	1,040,000	1,040,000	2,080,000
Construction/Project Management	300,000	720,000	1,020,000
Legal Fees	852,000	840,000	1,692,000
Outsourced Engineering	275,000	600,000	875,000
Contractors/Consultants	826,000	818,000	1,644,000
External & Internal Audit	124,000	300,000	424,000
Corporate Insurance	250,000	450,000	700,000
Accounting Services (Outsourced)	75,000	300,000	375,000
Marketing	155,000	300,000	455,000
Rental /Office Expenses	279,000	300,000	579,000
Total Operating Costs	6,639,000	9,355,000	15,994,000

Additional Investment/Commercialization of Other Proprietary Technology

Cash for AddPower Acquisition	1,564,000	-	1,564,000
R&D of AddPower unit for commercialization	3,500,000	-	3,500,000
R&D of AddPower unit for potential solar commercialization	-	5,300,000	5,300,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$11,703,000	$14,655,000	$26,358,000

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

Payments Due under Contractual Obligations

We have future commitments at March 31, 2007 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2007	$ 66,998
2008	89,959
2009	91,603
2010	91,443
2011	7,639
Total	$347,642

In addition, we are obligated to pay during 2007 the remaining $962,057 for the purchase of AddPower. We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

Results of Operations.

Quarter ended March 31, 2007 compared to the quarter ended March 31, 2006

We only had a 3% increase in net (cash and non-cash) losses from operations for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, or a total increase in net losses of $63,618.  The net non-cash losses decreased from $1,260,000 for the quarter ended March 31, 2006 to $1,024,500 for the quarter ended March 31, 2007.  This $235,500 decrease is primarily attributable to the difference in the amount of stock options granted in each period ($175,000) and  the value associated with the issuance of common stock for services performed ($90,500) and permitting option exercises without charging the strike price in exchange for services ($70,000) in the first quarter of 2006, offset by $100,000 of amortization expense recorded in the first quarter of 2007 that was associated with our intangible asset – patents that was  acquired in the fourth quarter of 2006.  The net cash losses increased from $904,340 for the quarter ended March 31, 2006 to $1,203,438 for the quarter ended March 31, 2007, or a total increase in net cash losses of $299,098.  This increase in net cash losses is primarily attributable to employee related costs (i.e., salaries and travel).  We hired 9 new employees in 2006.

Item 3.

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

Foreign Currency Exchange Risk.

The Company does not have any material foreign currency exposure at the present time.  As our business plan develops and we begin building WTE facilities in various foreign countries, the risk of foreign currency exchange will increase.

Item 4.

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

.

Changes in Internal Control over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A. Risk Factors.

Please consider the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A  for the annual period ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described therein are not the only risks facing the Company.  Additional risks and uncertainties not currently know to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

During January through March 2007, we sold 12 units to 22 investors for $600,000 in gross proceeds.  Each unit consisted of 250,000 shares of common stock and a warrant to purchase 125,000 shares of common stock.  The purchase price of each unit was $50,000.  The warrants are exercisable at $0.40 per full share of common stock and expire twelve months from date of issuance.  The offering and sale qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 31.2 - Certification of the Principal Financial Officer pursuant to Section 302 of SOX

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of SOX

Exhibit 32.2 - Certification of the Principal Financial Officer pursuant to Section 906 of SOX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Power Group, Ltd.

(Registrant)

May 21, 2007	/s/ Peter Toscano
Date	Peter Toscano
President and Chief Executive Officer
Principal Executive Officer

May 21, 2007	/s/ James W. FitsGibbons
Date	James W. FitzGibbons
Controller and Chief Accounting Officer (Principle Financial Officer)

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 31.2 - Certification of the Principal Financial Officer pursuant to Section 302 of SOX

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of SOX

Exhibit 32.2 - Certification of the Principal Financial Officer pursuant to Section 906 of SOX