Form 10-K/A
period 2006-12-31
International Power Group, Ltd.
filed 2007-05-24
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. - 20549

FORM 10-K/A2

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

[    ] Yes   [ X ] No

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A2 or any amendment to this Form 10K/A2. [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

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

17

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data.

18

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

19

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk.

23

Item 8.

Financial Statements and Supplementary Data.

23

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

39

Item 9a.

Controls and Procedures.

39

Item 9b.

Other Information.

39

PART III

39

Item 10.

Directors, Executive Officers and Corporate Governance.

39

Item 11.

Executive Compensation.

43

Item 12.

Security Ownership of Certain Beneficial Owners, Management And Related Stockholder

48

Matters.

48

Item 13.

Certain Relationships and Related Party Transactions, and Director Independence.

50

Item 14.

Principal Accounting Fees and Services.

51

PART IV

52

Item 15.

Exhibits, Financial Statement Schedules.

52

INTERNATIONAL POWER GROUP, LTD.

Form 10-K/A2

December 31, 2006

EXPLANATORY NOTE

This Form 10-K/A2 is being filed to amend the Registrant’s Form 10-K/A, filed on May 21, 2007, in order to revise Footnotes 15 and 16 of Notes to Financial Statements in Item 8 of Part II.

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

WTE technology has received only limited market acceptance.  This technology is relatively new to the market place and we have not generated any revenues from WTE technology.  Although ever growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the industry remains in an evolving state.  WTE technology competes with more established companies in the waste and alternative energy fields.  Acceptance of WTE technology to traditional products and/or services depends upon a number of factors including:

▪

favorable pricing vis-à-vis other alternatives

▪

the ability to establish the feasibility and reliability of WTE technology

▪

public perception of the product

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

Approximately 66,018,700 of our 350,089,096 shares outstanding as of May 15, 2007 are in the “publicly trading float.”  Public sale of those shares, as well as the registration and subsequent public sale of the remaining shares could have a depressive effect on the public market price of our common stock.

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

Item 6.

Selected Financial Data.

The table below summarizes our selected historical financial information for each of the last three. The company did not have any financial results for the fiscal years ended December 31, 2003 and 2002.  The summary of operations for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, has been derived from our audited Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data.  The balance sheet data as of December 31, 2004, has been derived from our audited Consolidated Financial Statements not included in this report.  The historical selected financial information may not  be indicative  of our future performance, and should read in conjunction with the information  contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the accompanying Notes to the Consolidate Financial Statements in this Form 10-K/A2.

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

Item 8.

Financial Statements and Supplementary Data.

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

The Company paid approximately $436,000 upon execution of the contract and the remaining purchase price will be paid in nine monthly installments beginning January 2007.  The Company also issued 2,000,000 shares of common stock to the owner of AddPower in October 2006.  A patented turbine technology for the generation of electricity using low heat was the principal asset acquired.  The purchase included all the assets of AddPower including the intellectual property and patents.  Since the acquired entities did not have any customers or employees, it did not meet the definition of a business as defined by the Emerging Issues Task Force (“EITF”) in EITF 98-3, Determining Whether a Nonmonetary Transaction involves Receipt of Productive Assets or of a Business.  Therefore, the entire $2.8 million purchase price was allocated to the patents.

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

Amortization expense was $100,000 for the year ended December 31, 2006.  There was no amortization expense in 2005 or 2004.  The remaining amortization period for the patents is 6.75 years.  The estimated future amortization expense of this asset is as follows:

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

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note 16

CONTINGENCIES

Naanovo Energy USA, Inc. (Naanovo), has made a claim that the assets, techniques, and technologies of the three Swedish companies acquired by the Company in October 2006 are “proprietary technologies” owned by Naanovo.  This claim is based on a Naanovo claim of a “former working relationship” that the chief executive of the three acquired companies allegedly once had with Naanovo.  The Company, through its attorneys, has responded that Naanovo does not have any ownership interest in the three companies or in their assets and technologies, and that there was no ongoing relationship between Naanovo and the chief executive of the three acquired companies.  Although Naanovo has indicated that it will pursue legal action to protect its rights, as of April 30, 2007 no legal action had been commenced.  Management believes that this claim is without merit and that it will not adversely affect the financial position or results of operations of the Company.

A Company shareholder has asserted that she suffered substantial paper losses, and actual losses of $80,000, because of alleged misrepresentations and omissions made by the Company at the time she purchased her stock.  The Company, through its attorneys, has rejected her claim.  There has been no further communication from this shareholder and management does not believe there will be any further contact from the shareholder.

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

The board of directors has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the board of directors approved the inclusion of the Compensation Discussion and Analysis in this report on Form 10-K/A2.

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

(1) The financial value of each option was estimated using the Black-Scholes option-pricing model and the assumptions disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K/A2. The following is a list of the outstanding option held by each director as of December 31, 2006:

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

Financial Statement Schedules – All schedules have been included in the Consolidated Financial Statements or Notes thereto.

c.

Exhibits

Exhibit No.	Description of Document
3(i)(a)	Articles of Incorporation of the Registrant(1)
3(i)(b)	Certificate of Amendment to Articles of Incorporation of the Registrant(1)
3(i)(c)	Articles of Incorporation of International Power Group de Mexico (1)
3(ii)	By-Laws of the Registrant (1)
4.1	2005 Stock option Plan(2)
10.1	Contract with NAANOVO Energy USA(1)
10.2	Contract with Providence Financial(1)
10.3	Contract with Anthony Crisci, Esq.(3)
10.4	Letter of Engagement with Fran Tech International Licensing(3)
10.5	Contract with CVI(3)
10.6	October 24, 2005 Insurance, Brokerage and related Consulting Services Agreement with Marsh USA, Inc.(4)
10.7	November 7, 2005 Conditional Joint Venture and Warrant Agreement with NAANOVO International Free Zone, N.V.(5)
10.8	Kingdom of Saudi Arabia license (6)
10.9	Joint Venture Agreement among the Company, Sistemas Ecologicos Para La Proteccion Ambiental S.A. DE C.V. and Mario Salguero Rossainzz dated as of November 9, 2006 (7)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(8)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(8)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350)(8)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350)(8)

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

Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on November 7, 2005.

(6)

Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-SB/A6 as filed with the Securities and Exchange Commissions on September 18, 2006.

(7)  Incorporated by reference to Exhibit 10.1 in the Company Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(8)   Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th. day of May 2007.

International Power Group, Ltd.

/s/ Peter Toscano
Name: Peter Toscano
Title: Chief Executive Officer
Name	Date

/s/ Peter Toscano	May 24 2007
Name: Peter Toscano
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ James W. FitzGibbons	May 24 2007
Name: James W. FitzGibbons
Title: (Controller and Chief Accounting Officer and Principal Financial Officer)

/s/ Jack Wagenti	May 24 2007
Name: Jack Wagenti
Title: (Director)

/s/ Jose Garcia	May 24 2007
Name: Jose Garcia
Title: (Director)

/s/ Salvatore Arnone	May 24 2007
Name: Salvatore Arnone
Title: (Director)

/s/ Robert Astore	May 24 2007
Name: Robert Astore
Title: (Director)