Form 10-Q
period 2007-06-30
International Power Group, Ltd.
filed 2007-08-20
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2007: 352,657846 shares of Common Stock, $.00001 par value.

International Power Group, Ltd.

Form 10-Q

Period Ended June 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

11

Item 3.

Quantitative  and Qualitative Disclosures About Market Risk.

15

Item 4.

Controls and Procedures.

16

PART II - OTHER INFORMATION

17

Item 1.

Legal Proceedings.

17

Item 1A. Risk Factors.

17

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

17

Item 3.

Defaults Upon Senior Securities.

17

Item 4.

Submission of Matters to a Vote of Security Holders.

17

Item 5.

Other Information.

17

Item 6.

Exhibits.

17

SIGNATURES

18

INDEX TO ATTACHED EXHIBITS

19

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2007	December 31, 2006
Current Assets
Cash	$ 59,718	$1,652,940
Prepaid expenses	20.273	5,161
Other current assets	31,304	7,200
Total current assets	111,295	1,665,301

Equipment – Work-in-progress	70,774	-

Intangible asset – patents	2,500,000	2,700,000

Other Assets	13,693	23,408
TOTAL ASSETS	$2,695,762	$4,388,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 608,293	$ 524,593
Accrued expenses	63,553	33,006
Other payables	8,872	-
Shareholder loans	160,000	21,205
Amount due for acquisition	962,057	1,564,329
Total current liabilities	1,802,775	2,143,133

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value;
issued and outstanding, 352,657,846 and 345,509,096 shares,
respectively	3,527	3,455
Capital in excess of par value	20,738,292	18,378,114
Accumulated other comprehensive income	2,274	670
Deficit accumulated during development stage	(19,851,106)	(16,136,663)
Total stockholders’ equity	892,987	2,245,576
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,695,762	$ 4,388,709

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2007
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	1,486,471	1,098,316	19,849,531
OPERATING LOSS	(1,486,471)	(1,098,316)	(19,849,531)
OTHER INCOME (EXPENSE)
Interest Income	10	2,441	4,651
Interest Expense	(24)	-	(6,226)
LOSS ACCUMULATED DURING DEVELOPMENT
STAGE	$(1,486,485)	$(1,095,875)	$(19,851,106)

NET LOSS PER SHARE – basic and diluted	$ -	$ -
WEIGHTED AVERAGE SHARES OUTSTANDING	350,648,341	314,422,122

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2007
REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	3,714,409	3,262,656	19,849,531
OPERATING LOSS	(3,714,409)	(3,262,656)	(19,849,531)
OTHER INCOME (EXPENSE)
Interest Income	14	2,441	4,651
Interest Expense	(48)	-	(6,226)
LOSS ACCUMULATED DURING DEVELOPMENT
STAGE	$(3,714,443)	$(3,260,215)	$(19,851,106)

NET LOSS PER SHARE – basic and diluted	$ (0.01)	$ -
WEIGHTED AVERAGE SHARES OUTSTANDING	349,108,592	313,392,731

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2007
Cash Flows From Operating Activities:
Net loss from operations	$(3,714,443)	$(3,260,215)	$(19,851,106)
Adjustments to reconcile net loss to net cash used by operating activities:
Charges not requiring cash outlay:
Value of options granted	875,000	1,050,000	5,659,500
Common stock issued for
services	253,000	376,250	5,564,569
Options exercised for services	-	70,000	335,000
Amortization	200,000	-	300,000
Impairment charges	-	-	123,000

Changes in assets and liabilities:
Increase in prepaid expenses	(15,112)	-	(20,273)
Increase in other current assets	(24,104)	(7,191)	(31,304)
Increase in accounts
payable	83,700	(52,455)	608,293
Increase in accrued expenses	30,547	-	63,553
Increase in other payables	8,872	-	8,872
Decrease (increase) in other assets	9,715	-	(13,693)
Net cash consumed by operating
activities	(2,292,825)	(1,823,611)	(7,253,589)

Cash Flows From Investing Activities:
Acquisition of Addpower	(602,272)	-	(1,037,943)
Acquisition of equipment	(70,774)	-	(70,774)
Investment in Mexican company	-	-	(2,500)
Investment in note receivable	-	-	(65,000)
Proceeds from note receivable	-	65,000	65,000
Net cash provided (consumed) by investing activities	(673,046)	65,000	(1,111,217)

Cash Flows From Financing Activities:
Proceeds from loans shareholders
loans	160,000	-	681,205
Repayments of loans	(21,205)	-	(521,205)
Proceeds of sales of stock units	944,750	905,000	6,451,750
Proceeds from exercise of options	-	170,000	375,000
Proceed from exercise of warrants	287,500	338,000	1,435,500
Net cash provided by financing
activities	1,371,045	1,413,000	8,422,250
Effect on cash of foreign currency
exchange rate	1,604	-	2,274
Net (decrease) increase in cash	(1,593,222)	(345,611)	59,718
Cash balance, beginning of period	1,652,940	955,621	-
Cash balance, end of period	$ 59,718	$ 610,010	$ 59,718

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of International Power Group, Ltd. as of June 30, 2007 and December 31, 2006 and for the three and six-month periods ended June 30, 2007 and June 30, 2006 have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Note 2.

COMMON STOCK AND WARRANTS

The Company issued stock in private placements in the first half of 2007.  A total of 5,323,750 shares of common stock were sold in the six-month period ended June 30, 2007.  These sales resulted in net proceeds to the Company of $944,750.  These shares were sold as part of “stock units,” with each unit consisting of one share of stock and one half of a warrant to purchase one share of stock.  For each two shares of stock purchased.  For the six- month period ended June 30, 2007, warrants to purchase 2,061,875 shares of stock were issued, exercisable at $0.40 per share for a period of twelve months and  warrants to purchase 600,000 shares of stock were issued, exercisable at $0.25 per share, for a period of twelve months.

Warrant activity for the six months ended June 30, 2007 is as follows:

Balance December 31, 2006	11,695,498
Warrants granted during the first six months of 2007	2,661,875
Warrants exercised during the first six months of 2007	(1,150,000)
Warrants expired during the first six months of 2007	(3,088,000)
Balance June 30, 2007	10,119,373

Relevant information about the warrants outstanding at June 30, 2007 is presented below:

Exercise Price	Weighted-Average Remaining Contractual Term (months)	Warrants
$0.25	12.0	600,000
$0.40	26.8	7,911,875
$1.00	7.5	1,607,498
Total exercisable		10,119,373

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 3.

RELATED PARTY TRANSACTIONS

In the fourth quarter of 2006, Lennart Strand, an employee of the Company, loaned the Company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007 with no interest.

In the second quarter of 2007, Peter Toscano, President and CEO, loaned the Company a non-interesting bearing note in the amount of $30,000.

Also in the second quarter of 2007, Jerry Pane,  shareholder, loaned the Company $90,000 with a six percent interest rate

In addition,  US Precious Metals, Inc., loaned the Company $40,000 with a six percent interest rate in the second quarter of 2007,.  US Precious Metals, Inc. is a Company that is also managed by Peter Toscano, Jack Wagenti and Jose Garcia.

Note 4.

OPERATING EXPENSES

Major categories of operating expenses are presented below.

	Six Months Ended June 30,2007	Six Months Ended June 30,2006	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2007
Stock based compensation	$ 875,000	$1,050,000	$5,659,500
Consulting expense	715,594	779,434	7,592,335
Professional fees	396,233	493,728	1,830,739
Impairment	-	-	123,000
Office expenses	33,322	108,636	255,102
Travel and meals	326,136	449,427	1,330,104
Public relations	197,631	25,148	470,954
Salaries and other employee expenses	744,371	237,387	1,586,858
Insurance	9,354	17,003	65,080
Automobile expenses	28,654	17,982	91,864
Telecommunications	46,814	-	155,682
Rent	91,409	36,609	229,411
Amortization	200,000	-	300,000
Other expenses	49,890	43,569	158,901
	$3,714,409	$3,262,656	$19,849,531

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Note 5.

COMPREHENSIVE LOSS

Comprehensive loss is as follows:.

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Net loss	$(1,486,485)	$(1,095,875)
Foreign currency translation	1,570	-
Comprehensive loss	$(1,484,915)	$(1,095,875)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2007
Net loss	$(3,714,443)	$(3,262,656)	$(19,773,606)
Foreign currency translation	1,604	-	2,274
Comprehensive loss	$(3,712,839)	$(3,262,656)	$(19,771,332)

Note 6.

SUPPLEMENTAL CASH FLOWS

There was no interest paid for either interest or income taxes during the six months periods ended June 30, 2007 or June 30, 2006

The Company issued 675,000 shares of common stock for services valued at $253,000 in the first six months of 2007 and 375,000 shares of common stock for services valued at $376,250 in the first six months of 2006.

The Company granted option holders the right to exercise, without payment, options to purchase 700,000 shares of common stock in the first quarter of 2006.  The value of this additional benefit was $70,000.

Note 7.

ONGOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficit and an accumulated deficit as of June 30, 2007 and has experienced continuing losses., These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

Note 8.  CONTINGENCIES

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

Overview

We commenced our development stage on October, 2004  The Company has spent approximately the last two years initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. In July 2006, the Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us an environmental license which will enable us to establish WTE plants in the country.  The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  IPWG has not had any revenues and cumulative losses of $19.9 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

We expect to begin realizing operating revenues in the fourth quarter of 2007 from the receipt of tipping fees associated with one or more of our WTE facilities. The Management team believes it is on target with this forecast.  We are expecting to store waste on our property during the construction of a facility.  We are expecting revenue from our first WTE energy plant to commence in 2009 after the completion of the construction of the first plant.

In October 2006, we purchased proprietary patented technologies, AddPower, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, AddPower AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of clean electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  The Company has installed its first unit in Uddevalla, Sweden.  Documentation is being gathered to verify the Company’s claims on the efficiency of this technology.

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

Presently the Company has Letters of Intent to purchase AddPower units.  We believe these LOI’s will be turned into full contracts within the first quarter of 2008.

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

PROJECTED DATE

Goal	Projected Date
1. Processing of site permits in Mexico	Present through October 2007
2. Complete R&D of AddPower	Present through November 2007
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and Egypt beginning of WTE site location negotiations	Present through October 2007
4. Negotiations for WTE sites in several foreign countries now identified. Form subsidiaries as may be required in other countries	Foreseeable future

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

Financial Condition

Ability to Meet Cash Requirements.

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of June  30, 2007, we had an accumulated loss of $19.9 million during the development stage.  The expenses that produced this operating loss included stock based compensation expenses in the sum of $11.6 million and other expenses, including cash expenses, of approximately $8.3 million.  At  June 30, 2007, our cash balance was approximately $60,000. During the first six months of 2007 the company cash balance decreased by $1.6 million.  We used approximately $2.3 million for our operating activities and made $0.7 million in payments for the acquisition of AddPower and equipment.  These uses of cash were offset by $0.9 million in stock sales, $0.3 million in cash from the exercise of stock warrants, $0.2 million of loans.

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

2)

Working capital to cover the recently completed acquisition of Add-PowerAB and the commercialization of AddPower units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $1.6 million.

3)

Additional development funding to apply AddPower technology to low cost solar power generation, as well as to test the feasibility of integrating the AddPower technology into small scale solar units for office parks, malls, and residential projects ($8.8 million).

A detailed schedule of our capital needs for the two years ended December 31, 2008 is as follows:

	2007	2008	Total

Employee Costs	$2,463,000	$3,687,000	$6,150,000
Travel	1,040,000	1,040,000	2,080,000
Construction/Project Management	300,000	720,000	1,020,000
Legal Fees	852,000	840,000	1,692,000
Outsourced Engineering	275,000	600,000	875,000
Contractors/Consultants	826,000	818,000	1,644,000
External & Internal Audit	124,000	300,000	424,000
Corporate Insurance	250,000	450,000	700,000
Accounting Services (Outsourced)	75,000	300,000	375,000
Marketing	155,000	300,000	455,000
Rental /Office Expenses	279,000	300,000	579,000
Total Operating Costs	6,639,000	9,355,000	15,994,000

Additional Investment/Commercialization of Other Proprietary Technology

Cash for AddPower Acquisition	602,000	962,000	1,564,000
R&D of AddPower unit for commercialization	3,500,000	-	3,500,000
R&D of AddPower unit for potential solar commercialization	-	5,300,000	5,300,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$10,741,000	$15,617,000	$26,358,000

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

Payments Due under Contractual Obligations

We have future commitments at June 30, 2007 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2007	$ 44,665
2008	89,959
2009	91,603
2010	91,443
2011	7,639
Total	$335,309

In addition, we are obligated to pay during 2007 the remaining $962,057 for the purchase of AddPower. We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

Results of Operations.

Quarter ended June 30, 2007 compared to the quarter ended June 30, 2006

Our net losses increased by $391,000 for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.  This increase in net losses is primarily attributable to employee related costs (i.e., salaries and travel), which was approximately $180,000.  We hired 9 new employees in 2006.  We also recorded $100,000 of amortization expense that was associated with our intangible asset – patents that was acquired in the fourth quarter of 2006. Lastly, our consulting and  public relations costs increased by approximately $98,000 related to the business development efforts in Mexico, Saudi Arabia and Egypt.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Our net losses increased by $454,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.  This increase in net losses is primarily attributable to employee related costs (i.e., salaries and travel), which was approximately $507,000.  We hired 9 new employees in 2006.  We also recorded $200,000 of amortization expense that was associated with our intangible asset – patents that was acquired in the fourth quarter of 2006.  These increases in costs were offset by a reduction in the stock based compensation of $175,000 period over period.

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

Foreign Currency Exchange Risk.

The Company does not have any material foreign currency exposure at the present time.  As our business plan develops and we begin building as we expect WTE facilities in various foreign countries, the risk of foreign currency exchange will increase.

Item 4.

Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s Chief Executive Officer  has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, this officer believes that the Company’s disclosure, controls and procedures are effective (i) in timely alerting him to material information required to be included in this report and (ii) to ensure that we are able to record, process and summarize and report the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit 31.1 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 32.1 - Certification pursuant to Section 906 of SOX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Power Group, Ltd.

(Registrant)

August 20, 2007	/s/ Peter Toscano
Date	Peter Toscano
President and Chief Executive Officer and
Principal Executive Officer

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 32.1 - Certification pursuant to Section 906 of SOX