Form 10-Q
period 2007-09-30
International Power Group, Ltd.
filed 2007-11-21
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Period Ended September 30, 2007

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3.

Quantitative  and Qualitative Disclosures About Market Risk.

16

Item 4.

Controls and Procedures.

17

PART II - OTHER INFORMATION

18

Item 1.

Legal Proceedings.

18

Item 1A. Risk Factors.

18

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

18

Item 3.

Defaults Upon Senior Securities.

18

Item 4.

Submission of Matters to a Vote of Security Holders.

18

Item 5.

Other Information.

18

Item 6.

Exhibits.

18

SIGNATURES

19

INDEX TO ATTACHED EXHIBITS

20

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2007

ASSETS
Current Assets
Cash	$ 12,810	$ 1,652,940
Accounts receivable – other	21,361	-
Prepaid expenses	203	5,161
Other current assets		7,200
Total current assets	34,374	1,665,301

Intangible asset – patents	2,400,000	2,700,000

Other Assets	25,966	23,408
TOTAL ASSETS	$2,460,340	$4,388,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	933,064	557,599
Other payables	13,870	-
Shareholder loans	375,805	21,205
Amount due for acquisition	962,057	1,564,329
Total current liabilities	2,284,796	2,143,133

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value;
issued and outstanding, 354,907,846 and 345,509,096 shares,
respectively	3,549	3,455
Paid in capital	15,995,382	13,748,239
Paid in capital - options	3,473,000	2,842,500
Paid in capital - warrants	1,607,387	1,787,375
Accumulated other comprehensive income	3,433	670
Deficit accumulated during development stage	(20,907,207)	(16,136,663)
Total stockholders’ equity	175,544	2,245,576
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,460,340	$ 4,388,709

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

Three Months Period Ended September 30,			April 15, 2002 (Date of Inception of Development Stage) to September 30, 2007
2007		2006

REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	1,056,149	4,880,352	20,905,646
OPERATING LOSS	(1,056,149)	(4,880,352)	(20,905,646)
OTHER INCOME (EXPENSE)
Interest Income	14	1,992	(6,226)
Interest Expense	-	-	4,665
LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$ (1,056,135)	$ (4,878,359)	$(20,907,207)
NET LOSS PER SHARE – basic and diluted	$ (0.00)	$ (0.02)
WEIGHTED AVERAGE SHARES	354,907,846	314,903,328)
OUTSTANDING

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Nine Months Period Ended September 30,		April 15, 2002 (Date of Inception of Development Stage) to September 30, 2007
	2007	2006

REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	4,770,558	6,699,255	20,905,646.
OPERATING LOSS	(4,770,558)	(6,699,255)	(20,905,646)
OTHER INCOME (EXPENSE)
Interest Income	14	2,441	(6,226)
Interest Expense	-	(2337)	4,665
LOSS ACCUMULATED DURING DEVELOPMENT
STAGE	$ (4,770,544)	$(6,699,151)	$(20,907,207)

NET LOSS PER SHARE – basic and diluted	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	354,907,846	314,903,328

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Period Ended September 30,		April 15, 2002 (Date of Inception of Development Stage) to
	2007	2006	September 30, 2007
Cash Flows from Operating Activities
Net Loss	$(4,770,544)	$(6,699,151)	$(20,907,207)
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges not requiring cash outlay:
Stock options granted	987,500	3,034,000	5,772,000
Stock issued for services	253,000	716,250	5,564,569
Option exercised for services		70,000	335,000
Depreciation	300,000	-	400,000
Impairment charge	-	-	123,000

Changes in assets and liabilities:
Increase in other receivable	(21,361)	-	(21,361)
Decrease in prepaid expenses	4,958	-	(203)
Decrease in current assets	7,200	-	-
Increase (decrease) in accounts payable	375,465	(21,556)	(933,064)
Increase in other payables	13,870	-	13,870
Increase in other assets	(2,558)		(25,966)
Net cash used in operating activities	(2,852,470)	(2,902,898)	(7,813,234)

Cash Flows from Investing Activities
Acquisition of	(602,272)	-	(1,037,943)
Collection on note receivable	-	65,000	65,000
Note receivable	-	-	(65,000)
Investment in Mexican sub	-	-	(2,500)
Net cash used in investing activities	(602,272)	65,000	(1,040,443)

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,169,752	1,914,000	6,676,749
Proceeds from warrant exercises	287,500	338,000	1,435,500
Proceeds from stock option exercises	-	270,000	375,000
Proceeds from loans payable	375,805	200,000	897,010
Repayment of loans payable	(21,205)	-	(521,205)
Net cash used in financing activities	1,811,849	2,722,000	8,863,054
Effect of foreign currency exchange rate on cash	2,763	-	3,433
Net increase in cash	(1,640,130)	(115,898)	12,810
Cash, beginning of year	1,652,940	955,621	-
Cash, end of year	$12,810	$839,723	$12,810

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of International Power Group, Ltd. as of September 30, 2007 and December 31, 2006 and for the three and six-month periods ended September 30, 2007 and  September 30, 2006 have been prepared in accordance with generally accepted accounting principles and other regulatory pronouncements as deemed  necessary in the circumstances. These principles apply in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 filed in the Company’s report on Form 10-K.

Note 2.

COMMON STOCK AND WARRANTS

The Company has issued stock in private placements during the three quarters ended in September 30, 2007.  A total of 7,573,750 shares of common stock were sold in the nine-month period ended September 30, 2007.  These sales resulted in net proceeds to the Company of $1,169,752.  These shares were sold as part of “stock units,” with each unit consisting of one share of stock and one-half of a warrant to purchase one share of stock.  For each two shares of stock purchased.  For the nine - month period ended September 30, 2007, warrants to purchase 3,261,875 shares of stock were issued, exercisable at $0.40 per share for a period of twelve months and warrants to purchase 600,000 shares of stock were issued, exercisable at $0.25 per share, for a period of twelve months.

Warrant activity for the nine months ended September 30, 2007 is as follows:

Balance December 31, 2006	11,695,498
Warrants granted during the first nine months of 2007	3,861,875
Warrants exercised during the first nine months of 2007	(1,150,000)
Warrants expired during the first nine months of 2007	(3,150,500)
Balance September 30, 2007	11,256,873

Relevant information about the warrants outstanding at September 30, 2007 is presented below:

Exercise Price	Weighted-Average Remaining Contractual Term (months)	Warrants
$0.25	10.11	1,800,000
$0.40	24.5	7,911,875
$1.00	4.6	1,544,998
Total exercisable		11,256,873

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 3.

RELATED PARTY TRANSACTIONS

In the fourth quarter of 2006, Lennart Strand, an employee of the Company, loaned the Company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007 with no interest.

In the second quarter of 2007, Peter Toscano, President and CEO, loaned the Company a non-interesting bearing note in the amount of $30,000.  Also in the second quarter of 2007, Jerry Pane,  Director, loaned the Company $90,000 without interest charges.

In addition, US Precious Metals, Inc. loaned the Company $40,000 with a six percent interest rate in the second quarter of 2007.  US Precious Metals, Inc. is a Company that is also managed by Peter Toscano, Jack Wagenti and Jose Garcia.

During the third quarter of 2007, the company received moneys loaned by officers as follows:

Date	Officer's Name	Amount
9/14/07	Jerry Pane	$ 25,000.00
8/24/07	Joan Wagenti	7,500.00
9/14/07	Peter N. Toscano	85,000.00
9/20/07	Peter N. Toscano	6,000.00
9/27/07	Peter N. Toscano	65,000.00
9/30/07	Total	$ 188,500.00

Joan Wagenti’s promissory note bears a 6% interest rate, whereas Mr. Pane’s and Mr. Toscano’s are non-interest bearing. All notes are due in one year.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 4.

OPERATING EXPENSES

The company continues operating without revenues and is still dependent on external capital to continue its development stage. The company also incurred in additional research and development costs in the amount of $93,137.00 as part of the enhancement of the Add-Power unit product.  Major categories of operating expenses are presented below.

	Nine Months Ended September 30,2007	Nine Months Ended September 30,2006	April 15, 2002 (Date of Inception of Development Stage) to September 30, 2007
Stock based compensation	$ 987,500	$ 3,034,000	$ 5,772,000
Consulting expense	1,010,129	1,325,169	7,886,870
Professional fees	459,647	767,474	1,894,153
Impairment	-	-	123,000
Office expenses	109,133	156,970	330,913
Travel and meals	337,355	645,992	1,341,323
Public relations	213,456	110,262	486,779
Salaries and other employee expenses	1,037,783	439,481	1,880,271
Insurance	4,143	35,854	59,869
Automobile expenses	42,787	28,038	105,997
Telecommunications	4,794	2,656	113,662
Rent	113,747	93,739	251,749
Amortization	300,000		400,000
Other expenses	56,911	59,620	165,887
Research and development costs	93,173	-	93,173
Total Accumulated Expenses	$ 4,770,558	$ 6,699,255	$ 20,905,646

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 5.

SUPPLEMENTAL CASH FLOWS

There was no interest paid for either interest or income taxes during the nine months period ended September 30, of 2007 and 2006, respectively.

The Company issued 675,000 shares of common stock for services valued at $253,000 in the first nine months of 2007 and 800,000 shares of common stock for services valued at $716,250 in the first nine months of 2007.  There were no additional issues of shares for services during the last three months ended September 30, 2007.

The Company granted option holders the right to exercise, without payment, options to purchase 700,000 shares of common stock in the first quarter of 2006.  The value of this additional benefit was $70,000.  An additional 1,125,000 shares were granted during the third quarter of 2007. The value of this additional issuance was $112,500.00.

Note 6.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a working capital deficit and an accumulated deficit as of September 30, 2007, and continues experiencing losses. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. During the last quarter of 2007, the Company accumulated additional debt while experiencing a reduction in its cash flow from financing activities. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets and further its plans to develop income generating sources.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Note 7.  CONTINGENCIES

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

Overview

We commenced our development stage on October, 2004  The Company has spent approximately the last two years initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. In July 2006, the Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us an environmental license, which will enable us to establish WTE plants in the country.  The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  IPWG has not had any revenues and cumulative losses of $20.9 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

We expect to begin realizing operating revenues in the second quarter of 2008 from the receipt of tipping fees associated with our Egyptian project. The Management team believes it is on target with this forecast.  We are expecting to store waste on our property during the construction of facilities.  We are expecting revenue from our first WTE energy plant to commence in 2009 after the completion of the construction of the first plant.

In October 2006, we purchased proprietary patented technologies, Add-Power, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

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

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our Add-Power units by the beginning of 2008.

Presently the Company has Letters of Intent to purchase Add-Power units.  We believe these LOI’s will be turned into full contracts within the first quarter of 2009.

Plan of Operation

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low-level radioactive waste as a result of our acquisition of Terra Mar Environmental Systems, Inc. (TMES) assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our operating plan for the next 12 months and thereafter has three components: (1) initiate construction of WTE projects in Mexicali, Mexico,  City of  Tenth of Ramadan, Egypt (2) complete the research and development of our Add-Power electrical generating unit to make it a commercially viable product, and (3) to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan, we have self-imposed the following goals:

PROJECTED DATE

Goal	Projected Date
1. Processing of site permits in Mexico	Present through January 2008
2. Complete R&D of Add-Power	Present through December 2008
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and Egypt
beginning of WTE site location negotiations	Present through August 2007
4. Negotiations for WTE sites in several foreign countries now identified.
Form subsidiaries as may be required in other countries	Foreseeable future

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

WTE Facility Finance.

Our plan to build one or more WTE facilities will require significant capital, which we do not currently have. We intend to finance the construction and operation of WTE facilities through a combination of loans and securitization of income from long-term contracts for tipping fees, power and potable water sales.  We believe that we will be successful in securing such financing although no assurance can be given.  We have entered into an agreement with Marsh USA, Inc., an international insurance broker with the ability to provide financial guaranty insurance and risk management, to locate insurance for our projects.

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

Financial Condition

Ability to Meet Cash Requirements.

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of September 30, 2007, we had an accumulated loss of $20.9 million during the development stage.  The expenses that produced this operating loss included stock based compensation expenses in the sum of $11.7 million and other expenses, including cash expenses, of approximately $9.2 million.  At September 30, 2007, our cash balance was approximately $13,000. During the first Nine months of 2007 the company cash balance decreased by $1.6 million.  We used approximately $2.8 million for our operating activities and made $0.7 million in payments for the acquisition of  and equipment.  These uses of cash were partially offset by $1.2 million in stock sales, $0.3 million in cash from the exercise of stock warrants, and $0.4 million of loans.

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

2)

Working capital to cover the recently completed acquisition of AB and the commercialization of Add-Power units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $1.6 million.

3)

Additional development funding to apply Add-Power technology to low cost solar power generation, as well as to test the feasibility of integrating the Add-Power technology into small scale solar units for office parks, malls, and residential projects ($8.8 million).

A detailed schedule of our capital needs for the two years ended December 31, 2008 is as follows:

	2007	2008	Total

Employee Costs	$ 2,463,000	$ 3,687,000	$ 6,150,000
Travel	1,040,000	1,040,000	2,080,000
Construction/Project Management	300,000	720,000	1,020,000
Legal Fees	852,000	840,000	1,692,000
Outsourced Engineering	275,000	600,000	875,000
Contractors/Consultants	826,000	818,000	1,644,000
External & Internal Audit	124,000	300,000	424,000
Corporate Insurance	250,000	450,000	700,000
Accounting Services (Outsourced)	75,000	300,000	375,000
Marketing	155,000	300,000	455,000
Rental /Office Expenses	279,000	300,000	579,000
Total Operating Costs	6,639,000	9,355,000	15,994,000

Additional Investment/Commercialization of
Other Proprietary Technology
Cash for Add-Power Acquisition	602,000	962,000	1,564,000
R&D of Add-Power unit for commercialization	3,500,000	-	3,500,000
R&D of Add-Power unit for potential solar
commercialization	-	5,300,000	5,300,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$10,741,000	$15,617,000	$26,358,000

In addition to the above, we plan to develop and execute contracts for our WTE facilities in Saudi Arabia, Egypt, Mexico and elsewhere (these contracts may include long term, ie.7-10 year, commitments for waste disposal, electric and water sales).  We expect to use these contracts, and the expected revenue sources they represent, to secure project specific financing.  We expect to have multiple financing sources for project/construction financing on a project-by-project basis outside of this specific equity raise.

Payments Due under Contractual Obligations

We have future commitments at September 30, 2007 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2007	$ 21,729
2008	89,959
2009	91,603
2010	91,443
2011	7,639
Total	$302,373

In addition, we are obligated to pay during 2007 the remaining $962,057 for the purchase of Add-Power. We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

Results of Operations.

Quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

Our net losses decreased  by approximately $2,374,000, for the three months ended September 30, 2007, as compared to same period in 2006.  This increase in net losses is primarily attributable to the reduction in stock options granted during the comparable quarters. The company also incurred in employee related costs (i.e., salaries and benefits), which was approximately $598,302.  We have hired four (4) new employees in 2007.  We also recorded $100,000 of amortization expense during the nine month period ended September 30, 2007, that was associated with our intangible asset – patents that were acquired in the fourth quarter of 2006.

Nine months ended September 30, 2007 compared to the Nine months ended September 30, 2006

Our net losses decreased by $1,928,607 for the quarter ended September 30, 2007, as compared to the same period in 2006.  This reduction is primarily attributable to the reduction in stock options granted of approximately $2,047,000,  for the comparable nine months period. This reduction was partially offset by higher employee related costs, which was approximately $598,302.  We also recorded $300,000 of amortization expense associated with our intangible asset – patents acquired in the fourth quarter of 2006. A total of $93,173  of research and development costs, was incurred during the last nine months of 2007 as part of management’s effort to bring the  unit ready for manufacturing. Lastly, our consulting and  public relations costs increased by approximately $103,194, related to the business development efforts in Mexico, Saudi Arabia and Egypt.

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

International Power Group, Ltd.

(Registrant)

November 21, 2007	/s/ Peter Toscano
Date	Peter Toscano
President and Chief Executive Officer and
Principal Executive Officer

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 32.1 - Certification pursuant to Section 906 of SOX