Form 10-Q/A
period 2007-09-30
International Power Group, Ltd.
filed 2008-02-08
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment is being filed to include previously omitted information:

(1)

About capital raised during the quarter covered in this report in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), under subheadings “Plan of Operations” and “Financial Condition-Two Year Cash Forecast”;

(2)

In Part II, Item 2, “Unregistered Sale of Equity Securities and Use of Proceeds”; and

to correct typographical and other minor errors in the:

(a)

consolidated balance sheet (“December 31, 2007” in the column heading should be “December 31, 2006”);

(b)

consolidated statements of operations (corrections of errors for the three months ended September 30, 2006;

(c)

weighted average of shares outstanding for the nine months ending September 30, 2006); and

(d)

second paragraph of Part 1, Item 2 under subheading “Results of Operations” (two typographical errors).

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

Defaults Upon Senior Securities.

17

Item 4.

Submission of Matters to a Vote of Security Holders.

17

Item 5.

Other Information.

17

Item 6.

Exhibits.

17

SIGNATURES

18

INDEX TO ATTACHED EXHIBITS

19

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$ 12,810	$ 1,652,940
Accounts receivable – other	21,361	-
Prepaid expenses	203	5,161
Other current assets		7,200
Total current assets	34,374	1,665,301

Intangible asset – patents	2,400,000	2,700,000

Other Assets	25,966	23,408
TOTAL ASSETS	$2,460,340	$4,388,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	933,064	557,599
Other payables	13,870	-
Shareholder loans	375,805	21,205
Amount due for acquisition	962,057	1,564,329
Total current liabilities	2,284,796	2,143,133

Stockholders’ Equity
Common stock – authorized, 750,000,000 shares of $.00001 par value;
issued and outstanding, 354,907,846 and 345,509,096 shares,
respectively	3,549	3,455
Paid in capital	15,995,382	13,748,239
Paid in capital - options	3,473,000	2,842,500
Paid in capital - warrants	1,607,387	1,787,375
Accumulated other comprehensive income	3,433	670
Deficit accumulated during development stage	(20,907,207)	(16,136,663)
Total stockholders’ equity	175,544	2,245,576
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,460,340	$ 4,388,709

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

Three Months Period Ended September 30,			April 15, 2002 (Date of Inception of Development Stage) to September 30, 2007
2007		2006

REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	1,056,149	3,436,599	20,905,646
OPERATING LOSS	(1,056,149)	(3,436,599)	(20,905,646)
OTHER INCOME (EXPENSE)
Interest Income	14	(2,337)	(6,226)
Interest Expense	-	-	4,665
LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$ (1,056,135)	$ (3,438,936)	$(20,907,207)
NET LOSS PER SHARE – basic and diluted	$ (0.00)	$ (0.01)
WEIGHTED AVERAGE SHARES	354,907,846	318,019,097)
OUTSTANDING

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Nine Months Period Ended September 30,		April 15, 2002 (Date of Inception of Development Stage) to September 30, 2007
	2007	2006

REVENUE	$ -	$ -	$ -
OPERATING EXPENSES	4,770,558	6,699,255	20,905,646.
OPERATING LOSS	(4,770,558)	(6,699,255)	(20,905,646)
OTHER INCOME (EXPENSE)
Interest Income	14	2,441	(6,226)
Interest Expense	-	(2337)	4,665
LOSS ACCUMULATED DURING DEVELOPMENT
STAGE	$ (4,770,544)	$(6,699,151)	$(20,907,207)

NET LOSS PER SHARE – basic and diluted	$ (0.01)	$ (0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	354,907,846	314,078,370

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

Since we did not raise a sufficient amount of capital in the quarter covered by this quarterly report (i.e. gross proceeds of $225,002), we have not implemented our previously established operating plan and it remains the same as the plan indicated in our Form 10Q  for the quarter ended June 30, 2007.

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

Two Year Cash Forecast

Since we did not raise a sufficient amount of capital in the quarter covered by this quarterly report (i.e. gross proceeds of $225,002), we have not implemented have not materially accomplished any of the steps in our previously established Two Year Cash Forecast and it remains the same as the plan indicated in our Form 10Q  for the quarter ended June 30, 2007

We have developed a two-year timeline and cash forecast of our cash needs to execute our business plan and we are in the process of raising the funds required to fund our operations for the next 24 months until the time we estimate that our first WTE facility will come online and revenues are expected to commence.  There can be no assurance, however, that we will be able to raise the amounts of financing required to operate our business until revenues commence, that we will be able to timely commence revenue generating operations of WTE facility(ies) or that if such facility(ies) commence operation, that we will generate sufficient revenue to be profitable.

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

Results of Operations.

Quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

Our net losses decreased  by approximately $2,382,801, for the three months ended September 30, 2007, as compared to same period in 2006.  This increase in net losses is primarily attributable to the reduction in stock options granted during the comparable quarters. The company also incurred in employee related costs (i.e., salaries and benefits), which was approximately $598,302.  We have hired four (4) new employees in 2007.  We also recorded $100,000 of amortization expense during the  three month period ended September 30, 2007, that was associated with our intangible asset – patents that were acquired in the fourth quarter of 2006.

Nine months ended September 30, 2007 compared to the Nine months ended September 30, 2006

Our net losses decreased by $1,928,607 for the nine months ended September 30, 2007, as compared to the same period in 2006.  This reduction is primarily attributable to the reduction in stock options granted of approximately $2,047,000,  for the comparable nine months period. This reduction was partially offset by higher employee related costs, which was approximately $598,302.  We also recorded $300,000 of amortization expense associated with our intangible asset – patents acquired in the fourth quarter of 2006. A total of $93,173  of research and development costs, was incurred during the last nine months of 2007 as part of management’s effort to bring the  unit ready for manufacturing. Lastly, our consulting and  public relations costs increased by approximately $103,194, related to the business development efforts in Mexico, Saudi Arabia and Egypt.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007, we sold units comprised of common stock and warrants as follows; 2,250,000 shares of common stock and 1,125,000 warrants to purchase additional shares of  common stock at $.25 per share. These units were sold to a total of  4 accredited investors. The gross proceeds from these sales was $225,000. The offering and sale qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. This offering was done with no general solicitation or advertising by the Registrant. Each investor made representations regarding his or her financial sophistication and had an opportunity to ask questions of our management. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not be part of a public offering. Based on an analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit 31.1 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 31.2 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 32.1 - Certification pursuant to Section 906 of SOX

Exhibit 32.2 - Certification pursuant to Section 906 of SOX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Power Group, Ltd.

(Registrant)

February 8, 2008	/s/ Peter Toscano
Date	Peter Toscano
President and Principal Executive Officer

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 31.2 - Certification Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 32.1 - Certification pursuant to Section 906 of SOX

Exhibit 32.2 - Certification pursuant to Section 906 of SOX