Form 10-Q
period 2007-12-31
International Power Group, Ltd.
filed 2008-04-14
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. - 20549

FORM 10-K

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

For the Fiscal Year Ended December 31, 2007.

[     ]

TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF

 1934

For the transition period from  ________ to ________

INTERNATIONAL POWER GROUP, LTD.

(Name of small business issuer in its charter)

Delaware	000-51449	20-1686022
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

950 Celebration Blvd., Ste.A, Celebration, FL	34747
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (407) 566-0318

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common stock, $0.00001 par value (registration) pending)	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [   ]    No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  [   ]    No  [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No  [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[ X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  [   ]    No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 2008, was approximately $30,524,297.57 based on the closing sale price of the Company’s Common Stock on such date of US $0.13 per share, as reported by the OTC Bulletin Board.

As of March 24, 2008, there were 441,951,599 shares of Common Stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

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

▪

locating, financing, building and operating WTE facilities;

▪

generating revenues from planned WTE facilities in the form of tipping fees, the sale of electricity, and the sale of potable water;

▪

selling Add-Power patented technologies and using this technology to increase the efficiency of our own planned WTE facilities; and

▪

construction of WTE facilities in various countries.

These forward-looking statements are made as of the date of this Report, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this prospectus might not occur.

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

We recently purchased proprietary patented technologies, including Add-Power, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system, from three Swedish entities - Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd - for a total consideration of $2.8 million. We plan to use these technologies to increase the efficiency of our own planned WTE facilities. We also believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity.

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

During the fiscal year ended December 31, 2006, we developed contacts in several countries that we believe may lead to the construction of WTE facilities.  These contacts are located, and WTE facilities are proposed, in the Kingdom of Saudi Arabia, Mexico, Egypt and the United States. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license which we expect will enable us to establish WTE plants in this country. We have identified certain countries and geographic regions where, due to varying combinations of land fill shortages, energy needs and potable water scarcity, we believe WTE technology would be particularly effective.  We believe our management’s experience in the waste management industry positions us to address the waste management needs of developed and developing nations. In November 2006, we entered into a Joint Venture Agreement with Sistemas Ecologicas Para La Protecion Ambiental S.A. (“SEPA”) and Mr. Mario Salguero Rossainzz. The agreement provides that the joint venture will build and operate a WTE plant in the City of Mexicali, North Baja California, Mexico.  We have not realized any WTE related revenues to date.

During the last fiscal year, we entered into a Memorandum of Understanding and Cooperation Protocol Agreement with the Ministry of State for Environmental Affairs of the Arab Republic of Egypt. The purpose of the agreement, which was entered into in September 2007, is to be facilitated by a joint venture between our Company and Desert Blue Company, a Kingdom of Saudi Arabia provider of environmental cleanup and waste recycling and recovery solutions, and that the joint venture company will be named International Power Group Egypt, Ltd.

We started the development of the site and are in the process of building the land field facilities as part of phase one of this joint venture. We have not realized any WTE related revenues out this joint venture.

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

We expect to compete for business on the basis of geographic location, environmental advantages of WTE over landfills, “tipping” or waste disposal fees, power generation fees, the sale of potable water, and the quality of operations.  Our ability to obtain permits and to locate WTE facilities may be limited in areas where there is adequate space for low cost landfill based disposal of waste, inadequate tipping fees for waste disposal, or abundant and inexpensive sources of electrical power generation and potable water. We expect that operational costs will be offset (with excess revenue for debt service and profits) by a combination of tipping fees and sales of by-products (electricity, water and saleable ash products).  If the combination of the revenue streams is estimated to be insufficient to operate a WTE facility, service its debt and produce a profit, we believe that neither local community nor our potential financial sources will approve such a facility.  Labor, operating and disposal costs, as well as the value of our by-

products, vary widely throughout the areas in which we plan to operate.  The tipping fees we expect to charge will be determined locally, and typically vary by the volume and weight, type of waste, treatment requirements, risk of handling or disposal, and labor costs.

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

Intellectual Property

We own certain proprietary patented technologies through Add-Power. We otherwise do not own any patents, trademarks or licenses.  We expect this Add-Power patented technology will benefit our business of developing WTE facilities and expanding into other alternative energy businesses.  We continue to negotiate with parties who provide adequate technologies to execute our business plan.

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

FORM 10-K

December 31, 2007

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

To date, we have met our working capital requirements through the private placement of our securities and through loans. We believe that we will need an additional $11.7 million to fund the plant design and development and operations that we plan to do over the next 12 months. Since entering the WTE field in November 2004, we have not generated any revenue from WTE facilities operations and have experienced substantial losses. As of December 31, 2007, we had a negative working capital of $2.7 million

We have a history of losses and an accumulated deficit; our future profitability is uncertain.

We have experienced significant operating losses since our inception and we expect to incur additional operating losses as we develop WTE facilities.  As of December 31, 2007, we had an accumulated deficit of approximately $23 million. For the year ended December 31, 2007, we reported a loss of approximately $6.9 million.

There is no assurance that we will successfully develop a commercially viable product.

We plan to be assemblers of WTE technology.  As of December 31, 2007, other than the process by which we plan to assemble the described WTE facilities and our Add-Power patented technology, we do not have any patented intellectual property of our own and we are dependent on our relationships with third-parties for location of sites to build facilities, permits for operation, construction of the facilities, purchase of the parts to assemble the facilities, operation of the facilities and sales of the by-products.  Since our formation in November 30, 1998, we have engaged in various activities and businesses, but we have not produced a profit.  We have generated no revenue from WTE facilities operations, do not have any operational WTE facilities, and no revenues are expected to be realized from WTE facilities until 2008, if at all.  There can be no assurance that our efforts will lead to the construction of WTE facilities, or revenues or profits from such facilities if built.

INTERNATIONAL POWER GROUP, LTD.

Form 10-K

December 31, 2007

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

▪

defaults by waste suppliers under their contracts;

▪

a decline in solid waste supply due to increased recovery by material recovery facilities;

▪

composting of solid waste;

▪

incineration of solid waste;

▪

legal prohibitions against processing of certain types of solid waste in our facilities; or

▪

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

Risks Related to Our Common Stock

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

Approximately 87,763,700 of our 373,441,971 shares outstanding as of December 31, 2007 are in the “publicly trading float.”  Public sale of those shares, as well as the registration and subsequent public sale of the remaining shares could have a depressive effect on the public market price of our common stock.

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

As of December 31, 2007, we have outstanding vested options to purchase 26,825,000 shares of common stock at a weighted-average exercise price of $0.42 and vested warrants to purchase 11,737,123 shares of common stock with a weighted-average price of $0.44

Due to the number of shares of common stock we are obligated to sell pursuant to outstanding options and warrants described above, potential investors may not purchase our future equity offerings at market price because of the potential dilution such investors may suffer as a result of the exercise of the outstanding options and warrants.

The market price of our common stock has experienced significant volatility.

The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies.  In addition, the market prices of the common stock of many publicly traded solid waste companies have been and can be expected to be especially volatile.  Our common stock price in the 52-week period ended

December 31, 2007, had a low of $0.05 and high of $0.48.  Announcements of technological innovations or new products by us or our competitors, developments or disputes concerning patents or proprietary rights, publicity regarding actual or potential by us or our competitors, regulatory developments in both the United States and foreign countries, delays in our schedules and economic and other external factors, as well as period-to-period fluctuations in our financial results, may have a significant impact on the market price of our common stock.  The realization of any of the risks described in these “Risk Factors” may have a significant adverse impact on such market prices.

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

Form 10-K

December 31, 2007

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

Item 3.  Legal Proceedings

Except as noted below, to the knowledge of our management, there is currently no litigation pending or contemplated against our properties or the properties of our subsidiary nor was any such litigation pending or contemplated as of the fourth quarter of the fiscal year ending December 31, 2007.

A Company stockholder has asserted that she suffered losses of $240,000 because of alleged misrepresentation as and omissions made by the Company at the time she purchased her stock.  We, through our attorneys, have rejected her claim, believing it is without merit. We are not aware that she has proceeded or intends to proceed with this claim.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of the stockholders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock have been quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “IPWG” beginning on March 9, 2007. Prior thereto, bid and ask quotations for our common stock were reflected on the Unsolicited Pink Sheets under the symbol “IPWG.” A summary of the quotations by quarter for our 2007 and 2006 fiscal year is as follows:

	High	Low
Fiscal Year 2007
Quarter ended March 31, 2007	$0.48	$0.21
Quarter ended June 30, 2007	0.37	0.16
Quarter ended September 30, 2007	0.26	0.11
Quarter ended December 31, 2007	0.14	0.05
Fiscal Year 2006
Quarter ended March 31, 2006	$1.18	$1.00
Quarter ended June 30, 2006	0.88	0.81
Quarter ended September 30, 2006	0.92	0.50
Quarter ended December 31, 2007	0.70	0.30

On March 24, 2008, the closing price of our common stock was $.0.13

Source:

Inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual Transactions

Beneficial Owners

As of March 24, 2008, there were approximately 271 holders of record of our common stock, not including holders who hold their shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On September 13, 2005, our Board adopted and our shareholders approved the Company’s 2005 Stock Option Plan, effective June 15, 2005. The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes option grants since the inception of the plan:

Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	26,825,000	$0.42	3,175,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	26,825,000	$0.42	3,175,000

As to the options granted to date, there were 2,625,000 shares exercised for $262,500 exercised during the year ended December 31, 2006.  No options were exercised during the year ended December 31, 2007.

Repurchases of Equity Securities.

There was no repurchase of equity securities during 2007.

Outstanding Warrants and Options

As of December 31, 2007, there are outstanding warrants to purchase 11,737,123 shares of our common stock, and options to purchase 26,825,000 shares of our common stock.

Sales of Unregistered Securities

During 2007, the Company sold stock units comprised of 250,000 shares of stock and 125,000 warrants, exercisable at $0.40 per share for periods of twelve months, and units that were comprised of 250,000 shares and 125,000 warrants, exercisable at $0.25 per share for a period twelve months. A total of 9,731,250 shares and 4,567,125 warrants were sold, yielding proceeds of $1,327,350.  Warrants exercised provided an additional $382,000 comprised of proceeds of $287,500 and the transfer of initial allocated value of $94,500.

INTERNATIONAL POWER GROUP, LTD.

Form 10-K

December 31, 2007

Item 6.  Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this Form 10-K report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

Overview

We commenced our development stage on April 15, 2002.  The Company has spent approximately the last two years initiating and developing our WTE technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. In July 2006, the Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us an environmental license which will enable us to establish WTE plants in the country.  The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  IPWG has not had any revenues and cumulative losses of $23 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

We expect to begin realizing operating revenues in the second quarter of 2008 from the receipt of tipping fees associated with the Egypt WTE facilities. We are expecting to begin storing waste on that facility during the construction phase.  We are expecting revenue from our first WTE energy plant to commence in 2010 after the completion of the construction of the first plant.

In October 2006, we purchased proprietary patented technologies, Add-Power, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million. The prototype has been substantially upgraded through the incurrence of additional research and development costs. We spent around $125,847 during year 2007 and are looking to patent new technology that will make the product more competitive and efficient. It has been tested and results have been drawn from its operating capacity at a Steel Mill in Sweden under a contract arrangement.

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

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our Add-Power units by the beginning of 2008. Other applications are being explored to expand its use and expand our market opportunities for alternate energy sources.

Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s year-end is December 31.

b) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.

d) Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

e) Income Taxes

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

f) Fixed Assets

Fixed assets are recorded at cost and depreciated over their useful lives using the straight-line method.

g) Intangible Assets

Intangible assets represent the estimated fair value at dates of acquisitions of acquired intangible assets used in our business. The patent asset represents the patented technology associated with our Add-Power unit that was acquired in the fourth quarter of 2006. We amortize our patent on a straight-line basis over its life of 7 years. See Note 4 for additional information about our intangible asset.

h) Revenue Recognition

Revenue will be realized from the sales of product and services.  Recognition will occur upon delivery of product or performance of services.  In determining recognition, the following criteria will be considered: persuasive evidence that an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

i) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and accounts payable, approximate their values at December 31, 2007 and 2006.

j) Common Stock

Common stock of the Company is occasionally issued in return for services.  Values are assigned to these issuances equal to the market value of the common stock.

k) Warrants Outstanding

Warrants to purchase common stock of the Company are valued at fair value using a Black-Scholes valuation model, in accordance with the provisions of SFAS No. 123R, “Shared-Based Payments” (“SFAS 123R”)

l) Stock Options

Stock options are valued at fair value on the date of issuance using a Black Scholes valuation model, in accordance with the provisions of SFAS No. 123R.  Certain options are exercised for services and are valued at their exercise price.

m) Recent Accounting Pronouncements

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

Plan of Operation

Because we did not have sufficient financing (debt and/or equity) during the last fiscal year, our Plan of Operation has not significantly changed from our plan indicated in our 10K Report for the year ended December 31, 2006.

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low level radioactive waste as a result of our acquisition of Terra Mar Environmental Systems, Inc. (TMES) assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our operating plan for the next 12 months and thereafter has three components: (1) to complete negotiations to begin a Land field operation and the construction of WTE project in Egypt, (2) complete the research and development of our Add-Power electrical generating unit to make it a commercially viable product, and to manufacture and sell twelve units, and 3) to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan we have self-imposed the following goals:

PROJECTED DATE

Goal	Projected Date

1. Processing of site permits in Mexico and start waste collection	Present through July 2008
2. Complete R&D of Add-Power and manufacture first unit	Present through September 2008
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and	Present through October 2008
Generate revenue from Egypt landfill operation
4. Negotiations for WTE sites in several foreign countries now identified
Form subsidiaries as may be required in other countries	Foreseeable future

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

Purchase of Plant and Equipment

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

WTE Facility Finance

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

Changes in the Number of Employees

We expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments.  We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements. All these is subject to successful contract negotiation, permits availability and the ability to obtain financing.

Trends

The increased price of oil and its derivatives as well as the environmental awareness created by global warming has become the number one concern in America and other nations in the world. We believe that the trend that is most likely to affect our business is the burgeoning need of local governments at all levels in most countries to manage sold waste, significant quantities of which are hazardous.  We believe this trend will generate demand for the technology we offer although no assurance can be given.

We also believe the trend of global warming will affect our business.  The trend to reduce the output of greenhouse gases has caused companies and government to find ways of generating cleaner electricity from cleaner renewable energy sources.  We believe the trend will generate a demand for our technology and services we offer although no assurance can be given. Shall we obtain financing for both, the WTE facilities and the Add-Power technology, we will be in a position to post revenues and therefore, profits in the years to come.

Results of Operations

We had net (cash and non-cash) losses from operations from $12,831,316 for the year ended December 31, 2006 to $6,873,292 for the year ended December 31, 2007, or a total reduction in net losses of $5,958,024.  The net non-cash losses decreased from $8,288,250 for the year ended December 31, 2006 to $3,063,731 for the year ended December 31, 2007, or a total reduction in net non-cash losses of $5,244,519.  This reduction in net non-cash losses is primarily attributable to a reduction in the issuance of common stock for services performed and permitting option exercises without charging the strike price in exchange for services, and the value of options granted to officers, directors, consultants and finders.  The net cash losses decreased $733,505 from the year ended December 31, 2006 to December 31, 2007 This reduction in net cash losses is primarily attributable to a reduction in fees paid to professional service firms and consultants and employee related costs (i.e., salaries and travel).

Financial Condition

Ability to Meet Cash Requirements.

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of December 31, 2007, we had an accumulated loss of $23.0 million during the development stage.  The expenses that produced this operating loss included stock based compensation and consulting expenses in the sum of $16.0 million and other expenses, including cash expenses, of approximately $7 million.

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

We are in the process of attempting to raise capital to address approximately $26.4 million of financing needs for the next twenty-four months, outside of construction/project financing for specific waste to energy projects. Uses of the capital we are attempting to raise include:

1) Working capital to cover overhead and project management costs during construction of waste to energy plants (approximately $16.0 million), additional details provided in the chart below.

2) Working capital to cover the recently completed acquisition of Ad-Power AB and the commercialization of Add-Power units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $1.6 million.

3) Additional development funding to apply Add-Power technology to low cost solar power generation, as well as to test the feasibility of integrating the Add-Power technology into small scale solar units for office parks, malls, and residential projects ($8.8 million).

A detailed schedule of our working capital needs for the next two years is as follows:

	2008	2009	Total

Employee Costs	$2,463,000	$3,687,000	$6,150,000
Travel	1,040,000	1,040,000	2,080,000
Construction/Project Management	300,000	720,000	1,020,000
Legal Fees	852,000	840,000	1,692,000
Outsourced Engineering	275,000	600,000	875,000
Contractors/Consultants	826,000	818,000	1,644,000
External & Internal Audit	124,000	300,000	424,000
Corporate Insurance	250,000	450,000	700,000
Accounting Services (Outsourced)	75,000	300,000	375,000
Marketing	155,000	300,000	455,000
Rental /Office Expenses	279,000	300,000	579,000
Total Operating Costs	6,639,000	9,355,000	15,994,000

Additional Investment/Commercialization
Other Proprietary Technology
Acquisition (Cash) for Add-Power
Acquisition	1,564,000	-	1,564,000
Commercialization/Working Capital for
Add-Power Unit for Immediate Sale	3,500,000	-	3,500,000
R&D of Solar/Add-Power for
Commercialization Small Scale Solar	-	5,300,000	5,300,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$11,703,000	$14,655,000	$26,358,000

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

Payments Due under Contractual Obligations

We have future commitments at December 31, 2007 on an acquisition balance as part of the purchase of the add-Power technology. We are obligated to pay during 2008 the remaining balance of $962,057 for this purchase. We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

We do not have or know of any other contractual obligation other than those reported on note 12.

Off-balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

International Power Group, Ltd.

We have audited the accompanying consolidated balance sheets of International Power Group, Ltd. and its subsidiary (the "Company") as of December 31, 2007, and December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2007, 2006 and 2005 and for the period April 15, 2002 (date of inception of development stage) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on the audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Power Group, Ltd. and its subsidiary as of December 31, 2007 and 2006, and the results of their operations and cash flows for the years ended December 31, 2007, 2006 and 2005 and for the period April 15, 2002 (date of inception of development stage) to December 31, 2007 in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, at December 31, 2007, the Company had a working capital deficiency of $ 2,679,063 as well as an accumulated deficit of $ 23,009,955.  In addition, the Company has had a continuing record of losses.  These factors among other things, also discussed in Note 15 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey,

Certified Public Accountant

Wayne, NJ

April 8, 2008

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$ -	$ 1,652,940
Miscellaneous accounts receivable	32,182	-
Prepaid expenses	133	12,361
Total current assets	32,315	1,665,301

Other Assets
Intangible asset - patents	2,300,000	2,700,000
Deposit	16,766	17,134
Other assets	14,360	6,274
Total other assets	2,331,126	2,723,408

TOTAL ASSETS	$ 2,363,441	$ 4,388,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	955,111	524,593
Accrued expenses	38,336	33,006
Loans payable to related parties	755,874	21,205
Acquisition payable	962,057	1,564,329
Total current liabilities	2,711,378	2,143,133

STOCKHOLDERS' EQUITY
Common stock – authorized, 750,000,000 shares of $.00001 par
value; issued and outstanding, 373,441,971 and 345,509,096 shares, respectively	3,734	3,455
Capital in excess of par value	17,434,713	13,748,239
Additional Paid in capital - Warrants	1,568,702	1,787,375
Additional Paid in capital - Options	3,653,000	2,842,500
Other comprehensive income - foreign currency translation	1,869	670
Deficit accumulated during development stage	(23,009,955)	(16,136,663)
Total stockholders’ (deficit) equity	(347,937)	2,245,576

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,363,441	$ 4,388,709

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

	Year 2007	Year 2006	Year 2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2007
REVENUE	$ -	$ -	$ -	$ -
OPERATING EXPENSES	6,851,125	12,829,775	3,267,710	22,986,247
OPERATING LOSS	(6,851,125)	(12,829,775)	(3,267,710)	(22,986,247)
OTHER INCOME (EXPENSE)
Interest Income	41	4,637	-	4,678
Interest Expense	(22,208)	(6,178)	-	(28,386)
LOSS ACCUMULATED DURING DEVELOPMENT STAGE	$ (6,873,292)	$ (12,831,316)	$ (3,267,710)	$ (23,009,955)

NET LOSS PER SHARE – basic and diluted	$ (0.02)	$ (0.04)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	353,374,218	316,165,397	297,465,012

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2007

	Shares Issued	Common Stock Amount	Capital in Excess of Par	Warrants Amount	Options Amount	Other Comprehensive Income	Deficit Accumulated During the development stage	Total
Balance, December 31, 2005	310,407,100	$ 3,104	$ 1,906,202	$ 231,263	$2,104,500	$ -	$ (3,305,347)	$ 939,722

Shares issued cash	14,889,996	149	2,427,578	1,841,273				$ 4,269,000
Shares issued for services	11,800,000	118	5,281,132					$ 5,281,250
Shares returned from TAT acquistion	(1,200,000)	-12	12					-
Shares rescinded - Pedro Segador	(150,000)	-1	1					-
Shares issued for acquisition	2,000,000	20	799,980					$ 800,000
Warrants exercised	2,437,000	24	867,387	(258,161)				$ 609,250
Warrants expired			27,000	(27,000)				-
Options granted		0			2,644,500			$ 2,644,500
Options expired		0	1,800,000		(1,800,000)			-
Options execised for services rendered	2,700,000	27	323,973		(54,000)			$ 270,000
Proceeds from option exercises	2,625,000	26	314,974		(52,500)			$ 262,500
Foreign currency translation gain						670		$ 670
Net loss for the year							(12,831,316)	$ (12,831,316)
Balance, December 31, 2006	345,509,096	$ 3,455	$13,748,239	$1,787,375	$2,842,500	$ 670	$(16,136,663)	$ 2,245,576

Shares issued cash	9,731,250	97	942,223	385,027	-	-	-	$ 1,327,348
Shares issued for services	17,051,625	171	1,496,062	-	-	-	-	$ 1,496,233
Warrants exercised	1,150,000	12	381,989	(94,500)	-	-	-	$ 287,500
Warrants expired	-	-	509,200	(509,200)	-	-	-	-
Options granted	-	-	-	-	1,167,500	-	-	$ 1,167,500
Options expired	-	-	357,000	-	(357,000)	-	-	-
Foreign currency translation gain	-	-	-	-	-	1,198	-	$ 1,198
Net loss for the year	-	-	-	-	-	-	(6,873,292)	$(6,873,292)
Balance, December 31, 2007	373,441,971	$ 3,734	$17,434,713	$1,568,702	$3,653,000	$ 1,869	$(23,009,955)	$ (347,937)

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			April 15, 2002
	Year 2007	Year 2006	(Date of Inception of Development Stage) to December 31, 2007
Cash Flows From Operating Activities:
Net loss from operations	($6,873,292)	($12,831,316)	($23,009,955)
Adjustments to reconcile net loss to net cash used by operating activities:
Charges not requiring cash outlay:
Value of options granted	1,167,500	2,644,500	5,952,000
Common stock issued for services	1,496,230	5,281,250	6,807,799
Options exercised for services	-	262,500	335,000
Amortization	400,000	100,000	500,000
Impairment charges	-	-	123,000

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(19,954)	(12,361)	(19,954)
Increase in accounts payable	430,518	441,694	955,165
Increase in accrued expenses	5,330	33,006	5,330
Increase in deposits	369	(15,134)	(1,632)
Increase in other assets	(8,086)	(6,274)	(8,903)
Net cash consumed by operating activities	(3,401,386)	(4,102,135)	(8,362,150)

Cash Flows From Investing Activities:
Acquisition of AddPower	(602,272)	(435,671)	(1,037,943)
Investment in Mexican company		-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	65,000	65,000
Capital uses
Net cash consumed by investing
activities	(602,272)	(370,671)	(1,040,443)

Cash Flows From Financing Activities:
Proceeds from loans	774,347	521,205	2,057,555
Repayments of loans	(39,678)	(500,000)	(1,301,681)
Proceeds of sales of stock units	1,327,350	4,269,000	6,834,350
Proceeds from exercise of options	-	270,000	375,000
Proceed from exercise of warrants	287,500	609,250	1,435,500
Net cash provided by financing
activities	2,349,519	5,169,455	9,400,724
Effect of foreign currency exchange rate
on cash	1,198	670	1,869
Net increase in cash	(1,652,940)	697,319	0
Cash balance, beginning of period	1,652,940	955,621	0
Cash balance, end of period	$ 0	$1,652,940	$ 0

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 1. ORGANIZATION AND BUSINESS  -

Organization

International Power Group, Ltd., (the Company) was incorporated November 30, 1998 in the state of Delaware as Ednet, Inc.  Its name was changed to International Power Group, Ltd. on September 23, 2004.

The Company acquired 66% of the stock of International Power, Inc. (Power) in return for 150,000,000 shares of its common stock, which represented 82% of the number of shares of the Company outstanding after this transaction.  Subsequently, Messrs. Toscano and Wagenti transferred a total of 26,997,040 shares of Company stock held by them to the remaining holders of Power stock.  Each of Mr. Toscano and Mr. Wagenti contributed the stock of Power so acquired to the Company for no consideration.  In two stages, therefore, the Company acquired 100% of the outstanding stock of Power for 150,000,000 shares of IPWG common stock.  The acquisition has been accounted for as a reverse merger with the Company being treated as the acquired company and Power being treated as the acquirer.  Historic financial and other information of Power will be presented in all public filings.  Under the accounting for a reverse merger, the assets and liabilities of the Company were recorded on the books of the continuing company at their market values which approximate net realizable value and the stockholders equity accounts of Power were reorganized to reflect the shares issued in this transaction.  The financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations.  The statements of operations for the years ended December 31, 2007, 2006 and 2005 are based on the historical statements of income of the Company and Power for those periods and assume the acquisition took place on January 1, 2003.

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

In June 2006, the Company formed a wholly-owned subsidiary IPWG-Sweden AB.  In October 2006, IPWG-Sweden AB purchased proprietary patented technologies, which include WTE, Add-Power, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

There were no other acquisitions or disposals during year 2007, nor any major changes to the current business model.

Nature of Operations

The business of the Company will be the coordination of construction and management of waste disposal plants.  These plants will reduce solid waste to a fraction of its original mass, thus reducing landfill requirements.

They will also treat the waste so that it can be used as construction material and for other uses.  Burning of the waste will produce energy.  The Company is currently negotiating with strategic partners in Mexico and elsewhere for the construction of facilities for the treatment of waste material and the production of electricity. Implementation of these projects depends on the availability of capital and therefore, have not materialized yet during year 2007.

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

Intangible Assets

Intangible assets represent the estimated fair value at dates of acquisitions of acquired intangible assets used in our business. The patent asset represents the patented technology associated with our Add-Power unit that was acquired in the fourth quarter of 2006. We amortize our patent on a straight-line basis over its life of 7 years. See Note 4 for additional information about our intangible asset.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and accounts payable, approximate their values at December 31, 2007 and 2006. This includes among others, warrants and options options for services, stock compensation and any other transaction falling within the scope of FASB 128 and EITF 96-3

Net Loss Per Share

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

Common Stock

Common stock of the Company is occasionally issued in return for services.  Values are assigned to these issuances equal to the market value of the common stock at measurement date. Measurement date is required under EITF 96-18 which clearly states the criteria to be used for the valuation of stock issued for goods and services.

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

Note 4. ASSET ACQUISITION AND RELATED PAYABLE

On October 3, 2006 the Company completed the asset acquisition of three Swedish companies (Add-Power) for $2.8 million, comprised of $2.0 million in cash and stock valued at $800,000.  The Company paid approximately $436,000 in 2006 upon execution of the contract and $602,272 during 2007. There is an unpaid balance of $962,057, all of which was due in 2007.  The Company did make the required payments when due and is technically in default. Management is actively negotiating with the seller to resolve this matter.

The company board approved two term sheets in March 2008 for an $800,000 bridge loan and for a $ 15 million line of credit (an equity draw-down facility). These facilities will be used to pay off the acquisition balance and provide the capital necessary to bring the Add-Power unit to production in 2008.

Add Power is a patented turbine technology for the generation of electricity using low heat.  The purchase included all the assets of Add-Power including the intellectual property and patents.  Since the acquired entities did not have any customers or employees, it did not meet the definition of a business as defined by the Emerging Issues Task Force (“EITF”) in EITF 98-3, Determining Whether a Nonmonetary Transaction involves Receipt of Productive Assets or of a Business .  Therefore, the entire $2.8 million purchase price was allocated to the patents.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 5. RELATED PARTY TRANSACTIONS

During the fourth quarter of 2006, Peter Toscano loaned the Company $50,000, without interest.  This loan was repaid in December 2006.

In the fourth quarter of 2006, Lennart Strand, an employee of the Company, loaned the Company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007 with no interest.

During the year 2007, we borrowed $40,000 at 6% interest from U.S Precious Metals, Inc. (“USPM”). USPM and our Company had at the time of the loan and its repayment, and still have, certain common control persons, namely, Peter Toscano, Jack Wagenti and Jose Garcia. The loan is still outstanding and is due in June 30, 2008

During fiscal year 2007, the company received loans from officers and directors as follows:

Date	Trans Description	Position	Credit Amt	Due Date	Interest
9/14/07	Jerry + Danielle Pane - Loan Total	Director	$ 115,000.00	9/13/08	6%
8/24/07	Joan Wagenti - Loan Total	Officer	7,500.00	8/23/08	6%
10/1/07	Jose Garcia - Loan Total	Director	10,000.00	9/30/08	6%
Various	Peter N. Toscano - Loan Total	Officer	446,000.00	Various	6%
	Grand Total		$ 578,500.00

These notes have a term of one year expiring in 2008.

There was no other significant transaction involving subsidiaries during the reportable period.

Note 6. INCOME TAXES

The Company experienced losses during 2007, 2006 and 2005.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty years.  At December 31, 2007, the Company had an NOL carry forward of $18,225,455 available for Federal and state taxes.  The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance.  If not used, the carry forward will expire as follows:

Date Loss	Carryover	Net loss
Realized	Expiration	Carried Over
2004	2024	$ 37,637
2005	2025	1,127,710
2006	2026	10,186,816
2027	2027	$ 6,873,292

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Under SFAS No. 109, deferred tax assets are not recognized unless it is more likely than not that the benefits will be realized.  If realization is not likely, the amounts are offset by a valuation allowance.  The Company has recorded none current deferred tax assets as follows:

	Balance 2007	Balance 2006	Balance 2005
Deferred tax assets	$ 6,378,909	$ 3,859,735	$ -
Valuation allowance	(6,378,909)	(3,859,735)	-
Balance	$ -	$ -	$ -

The amount of the valuation allowance increased by $2,519,174 during the past year.

Note 7. CAPITAL STOCK AND WARRANTS

During 2006, the Company sold stock units comprised of 50,000 shares of stock and 25,000 warrants, exercisable at $1.00 per share for periods of eighteen months, and units that were comprised of 250,000 shares and 125,000 warrants, exercisable at $0.40 per share for a period eighteen months.  A total of 14,889,996 shares and 7,444,998 warrants were sold, yielding proceeds of $4,269,000.

During 2007, the Company sold stock units comprised of 250,000 shares of stock and 125,000 warrants, exercisable at $0.40 per share for periods of twelve months, and units that were comprised of 250,000 shares and 125,000 warrants, exercisable at $0.25 per share for a period twelve months. A total of 9,731,250 shares and 4,567,125 warrants were sold, yielding proceeds of $1,327,350.  Warrants exercised provided and additional $287,500.

Warrant activity for the three years ended December 31, 2007 is as follows:

Balance December 31, 2005	7,887,500
Warrants granted during 2006	7,444,998
Warrants exercised during 2006	(2,437,000)
Warrants expired during 2006	(1,200,000)
Balance December 31, 2006	11,695,498
Warrants granted during 2007	4,567,125
Warrants exercised during 2007	(1,150,000)
Warrants expired during 2007	(3,375,500)
Balance December 31, 2007	11,737,123

Relevant information about the warrants outstanding at December 31, 2007 is presented below:

Exercise Price	Weighted-Average Remaining Contractual Term (months)	Warrants
$0.25	5.6	2,505,250
$0.40	22.8	7,911,875
$0.75	0	0
$1.00	2.03	1,319,998
Total exercisable		11,737,123

The total value of the exercisable warrants outstanding as of the end of 2007 is approximately $704, 227. The assumptions used in the valuation of warrants are as follows:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	185.73%	100.85%
Risk-free interest rate	4.56%	4.96%
Expected term (in years)	1.0	1.39
Weighted-average fair value of stock warrants granted	$0.06	$0.20

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

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the twelve month periods ended December 31, 2007 and 2006

:

	December 31,
	2007		2006
		Weighted-		Weighted-
	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Outstanding at the beginning of the year	22,900	$0.46	17,225	$0.13
Granted (all at market price)	4,125	0.31	13,000	0.74
Cancelled	(200)	0.40	(2,000)	0.40
Exercised	-0-	0.00	(5,325)	0.10
Outstanding at the end of the year	26,825	$0.42	22,900	$0.46

The weighted-average remaining contractual life of the options outstanding as of December 31, 2007 was 2.4 years.  The aggregate intrinsic value of the options outstanding as of December 31, 2007 was $882,000.  The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on December 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options as of December 31, 2007.  This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on December 31, 2007.  In future periods, this amount will change depending on fluctuations in the Company’s stock price.  The total intrinsic value of stock options exercised during the years ending December 31, 2007 and 2006 was $0.9 million and $1.7 million, respectively.

The fair value of option grants are estimated using a Black-Sholes option pricing model.  The following weighted-average assumptions were used for options granted during the years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	185.73%	100.85%
Risk-free interest rate	4.56%	4.96%
Expected term (in years)	2.00	1.39
Weighted-average fair value of stock options granted	$0.06	$0.20

Note 9. INTANGIBLE ASSET - PATENTS

Information regarding the intangible asset – patents is as follows:

December 31, 2007
Intangible asset - patents	$2,800,000
Accumulated amortization	(500,000)
Intangible asset – patents, net	$2,300,000

Amortization expense was $100,000 for the year ended December 31, 2006 and $400,000 in 2007.  The remaining amortization period for the patents is 4.75 years.  The estimated future amortization expense of this asset is as follows:

Year	Amortization Expense
2008	400,000
2009	400,000
2010	400,000
2011	400,000
Thereafter	700,000

Note 10. OPERATING EXPENSES

Major categories of operating expenses are presented below.

	2,007	2,006	2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2005
Stock options granted	$ 1,167,500	$ 2,644,500	$ 2,140,000	$ 6,017,000
Consulting expense	2,598,292	6,437,147	439,594	9,410,033
Professional fees	485,891	1,325,888	108,618	1,920,397
Office expenses	54,970	136,308	74,069	276,750
Travel and meals	311,360	793,716	203,804	1,315,328
Public relations	188,839	243,363	29,960	462,162
Salaries and other employee expenses	1,087,927	776,296	58,801	1,930,415
Insurance	4,041	42,248	13,478	59,767
Automobile expenses	55,607	45,615	17,595	118,817
Telecommunications	85,716	89,368	19,500	194,584
Rent	161,422	127,455	10,547	299,424
Impairment	-	-	12,000	123,000
Amortization	400,000	100,000	-	500,000
Research and Development Costs	125,847	-	-	125,847
Other expenses	123,712	67,871	30,244	232,722
Total Expenses	$6,851,125	$12,829,775	$3,267,710	$22,986,247

The company’s management reduced expenses during 2007 by nearly $6 million dollars compared to 2006. The major areas of reduction were the stock options granted ($1.4 million), consulting expense ($3.9 million) and Professional fees ($839,997), between year 2006 and 2007. This was a direct result of the lack of financing and its consequence in the company’s plan execution. The company has not posted revenues since the beginning of its operations.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 11.  IMPAIRMENT

Following the acquisition of TAT, the Company determined that the entity would not provide the expected benefits and the investment was abandoned.  Early in 2006, the Company began to use a Mexican subsidiary to pursue its business interests in Mexico.  The Mexican subsidiary had previously been inactive.  The cost of the TAT investment, ($121,500) was written off during 2005.

There had been no more assets or disposals during 2007 requiring an impairment loss recognition.

Note 12.  RENTS UNDER OPERATING LEASES

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $161,422, $127,455 and $10,547, respectively. At December 31, 2007, the company had the following minimum lease commitments for the next 5 years:

Year	Commitment
2008	89,959
2009	91,603
2010	91,443
2011	7,639

During fiscal year 2007, the landlord adjusted the CAP charge to include a re assessment of property taxes. The amount of CAP to be paid will be higher; however, the square footage amount remains the same. The amount is not deemed significant and material, and will not pose a threat to our financial structure.

There were additional rental payments made under monthly rental agreements. The amount paid during year 2007 was $71,446.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 13. COMPREHENSIVE LOSS

Comprehensive loss is as follows:

	2007	2006	2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2007
Net loss	$ (6,873,292)	$ (12,831,316)	$ (3,267,710)	$ (23,009,955)
Foreign currency translation	1,869	670	0	2,539
Comprehensive loss	$ (6,871,423)	$ (12,830,646)	$ (3,267,710)	$ (23,007,416)

Foreign currency translation gain or losses arises from IPWG Sweden transactions during 2007. the total for the year was $1,869 vs, $670 in year 2006. We did not have any foreign subsidiaries operating during year 2005, therefore no exchange rate gain or loss was recorded.

Note 14. SUPPLEMENTAL CASH FLOWS

There was no cash paid for interest or income taxes during the years ended December 31, 2007, 2006.

The following non-cash investing and financing activity took place during 2006:

a. The Company issued 2,000,000 shares of common stock as partial compensation for the acquisition of Add-Power.  These shares were valued at $800,000.

b. The Company issued 11,800,000 shares of common stock for services valued at $5,281,250.  For additional services, it granted option holders the right to exercise without payment options to purchase 2,625,000 shares of common stock.  The value of this additional benefit was $262,500.

The following non-cash investing and financing activity took place during 2007:

a. During the year 2007, the Company issued 17,051,625 shares of common stock for services valued at $1,496,230.

b. The company did not grant option holders the right to exercise without payment options for service during year 2007.

Note 15. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a material working capital deficiency as of December 31, 2007 an accumulated deficit of $ 23.0 million as of December 31, 2007 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In order to address these concerns, the Company’s board approved two term sheets in March 2008  for a  $800,000  bridge loan and for a $ 15 million line of credit

(an equity draw-down facility). Among other things, these finds will be used to pursue and complete projects that are currently in progress. This includes the set up of the Add Power manufacturing facilities now that extensive testing has been satisfactorily completed and the completion of the initial phase of planned waste- to- energy (“WTE”) facilities in several countries. The initial phase involves the construction of land fill facilities to start the collection of waste which will provide a source of revenue to make projects economically viable.

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

Note 16. CONTINGENCY

A Company stockholder has asserted that she suffered losses of $240,000 because of alleged misrepresentation as and omissions made by the Company at the time she purchased her stock.  The Company, through its attorneys, has rejected her claim.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based on such evaluation, the CEO and CFO have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

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

(A) Directors and Executive Officers

Name	Age	Title
Peter Toscano	57	Chairman of the Board, Chief Executive Officer/President
Jack Wagenti	69	Vice President, Secretary, and Director
Jose Garcia	50	Vice President and Director
Louis D. Garcia	55	Vice President, Finance
Jerry Pane	42	Director
Sheik Hani A. Z. Yamani	45	Director
Sheldon Baer	67	Director
Georgi Grechko	74	Director
Salvatore Arnone	45	Director
Robert Astore	69	Chief Financial Officer and Director

Mr. Peter Toscano, Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004.  Mr. Toscano also is President, Chief Executive Officer and Director of U.S. Precious Metals, Inc., positions he has held since May 9, 2002.  Mr. Toscano was an officer of Material Waste Recycling, Inc. from February 2001 through May 9, 2002.  Material Waste Recycling, Inc. was in the business of recycling wools, cottons and acrylics both in the United States and Mexico. Mr. Toscano over the past five years has been involved in materials reprocessing, export, and importation in Mexico.  In addition, Mr. Toscano has had experience in the development of systems for the management of hazardous wastes in Russia and Central Asia.  Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim.  Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse Electric Company and Waste Management, Inc.  Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russian and US corporations. . Since May 2002, Mr. Toscano has been an officer and director of U.S. Precious Metals, Inc., a publicly traded (OTC:BB) mining exploration company conducting its activities in Mexico

Mr. Jack Wagenti, Mr. Wagenti has been Director and Secretary of International Power Group since October of 2004.  He has also served as Chief Financial Officer of the Company from its inception to October 2006.  Mr. Wagenti is also a Director and the Secretary and Chief Financial Officer of U.S. Precious Metals Inc., a company which is traded on the Over The Counter Bulletin Board.  Mr. Wagenti has held positions with U.S. Precious Metals since May 2002.  From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company which is traded on the Over the Counter Bulletin Board and Pink Sheets Market.  Presently, Mr. Wagenti is a Director of American International Ventures, Inc.  American International Ventures, Inc. is in the mineral exploration business in the State of Nevada and its assets include the Brunner Property located in Nye County, Nevada.

Mr. Jose Garcia, Mr. Garcia has been a Director and Vice President of International Power Group since October of 2004.  Mr. Garcia was employed by La Carvella Restaurant from February 2001 to May 9, 2002.  Mr. Garcia has been Vice President and Director of U.S. Precious Metals, Inc. since May 2002, a company trading on the Over The Counter Bulletin Board. He has also been President of its Mexican subsidiary, U.S. Precious Metals de Mexico since March 2003.  Mr. Garcia is from Morelia, Mexico and is President of IPW Group de Mexico, which is a wholly owned subsidiary of International Power Group, Ltd.

Mr. Louis D. Garcia ,  Mr. Garcia has been the Company’s Vice President, Finance since May 15, 2006.  From 1997 through March 2006, Mr. Garcia was the Managing Director of Providence Financial Services, LLC. Prior to Providence, Mr. Garcia was a Senior Managing Director with GCR Highland LLC and Senior Managing Director (Real Estate) with Jesup, Josenthal and Co., Inc.  Mr. Garcia received a Bachelor of Science in Finance from Saint Johns University in New York.

Sheik Hani A. Z. Yamani, has been a Director of International Power Group, Ltd. since March 2006.  He is also the Executive Chairman of Hazy Trading Establishment and its affiliated companies, an organization he founded in 1988.  Hazy Trading Establishment has completed energy and development projects in Africa and Middle East valued at over 5 billion US.  He has been an advisor to a number of multi-national companies including Asea Brown Boveri (ABB) (1991 to 1998), Astaldi spA.  (1991 to 1998), Interbeton BV (1992 to 1999) and Avia Mineral (1994 to 1998).  He has also been a member of World Travel & Tourism Council and the Young Presidents’ Organization.  He is a member of the Board and the Executive Committee of the International Islamic Relief Organization.

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

Dr. Georgi Grechko, has been a Director since October 2004.  He brings extensive technical expertise in the field of applied sciences.  He will also help foster the international cooperation that is required for International Power’s operation.  He qualifies as an independent director as defined under the Sarbanes Oxley Act of 2002.  Dr. Grechko, a Russian cosmonaut, flew on three space flights and at one time held the space endurance record.  He graduated from the Leningrad Institute of Mechanics with a doctorate in mathematics.  He went on to work at Sergei Korolev’s design bureau and from there was selected for cosmonaut training in the Soviet moon program.  He went on to work on the Salyut space stations.  After leaving the space program in 1992, Dr. Grechko became a lecturer in atmospheric physics at the Soviet Academy of Sciences.  Dr. Grechko from November 1997 to September 2004 was the Chief Advisor to the Chairman of

the Board of Investsberbank, Pokrovka Street 47A, Moscow, 105062, Russian Federation, from September 2004 to present he is a member of the Board of Directors of Investsberbank.

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

Mr. Robert Astore, has been a director of International Power Group, Ltd. since January 2005.  Currently, he is our Chief Financial Officer. He assumed that position in January 19, 2007. He was President and owner of Bergen Film Laboratories, Inc., Lodi New Jersey from 1960 to 1981.  From 1981 to 1990, Mr. Astore was a self-employed builder.  Mr. Astore from 1990 to present he has been employed as an independent consultant in seafood sales and brokerage.  Mr. Astore received a Bachelor’s Degree in Business Administration from the University of Miami.

Mr. Sheldon Baer, 67, became a director on November 5, 2007. He is currently the President of Golden Hands Construction Inc., company which, he personally founded in 1977. Golden Hands specializes in construction of medical, commercial and industrial facilities; it has been featured in prestigious publications such as the Physician Magazine of the Los Angeles Medical Association and Contract Magazine. In 2007, Mr. Baer was also appointed a director of U.S. Precious Metals, Inc.

Mr. Jerry Pane, 42, became a director on October 25, 2007. He has been a partner in Madison Trading, LLC, a New York City based investment firm, since 2001. In 2007, Mr. Pane was also appointed a director of U.S. Precious Metals, Inc.

(B) Other Officers (non-executive) and Significant Personnel.

Dr. Kenny Tang.  In March 2006, the Company appointed Dr. Tang, 48, to its newly created Environmental Advisory Board.  Currently, he is the first and, to date, the only member of this board.  Since June 2000, Dr. Kenny Tang has been the CEO of Oxbridge Capital, an investment and advisory firm which he founded at that time, specializing in environmental clean technologies and renewable energy.  Prior to June 2000, he was employed in corporate finance with the Union Bank of Switzerland in London and as a strategy consultant with KPMG Consultants and Stern Stewart, the later two being pioneers in corporate governance and shareholder value creation.  Dr. Tang also serves (since 2005) as the European Managing Partner at Enhancement Partners LP, which is a global consortium that is developing Gigawatt-size wind farms in China.  Prior to 2000, he was the President and CEO of SUSTAIN, an Asian research institute focusing on economic and environmental sustainability from an Asian perspective, which he founded.

Dr. Tang earned his doctorate at Judge Business School, Cambridge University’s business school and he is a member of the Board of Governors of Middlesex University, London.  He is also a Chartered Financial Analyst (CFA).

Gregory J. Callageri.  In April 2006, the Company appointed Gregory J. Callageri, 48, as Chairman of its newly formed Finance Advisory Committee.  He is the first and, to date, the only member of this board.  Mr. Callageri is the CEO of REGF, LLC, a private investment manager and consulting firm that he founded in April 2005.  From 1999 to April 2005, Mr. Callageri owned and operated an asset management and consulting firm named MAP Fund LLC, which he had founded.  Mr. Callageri sold MAP Fund LLC in April 2005.

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

(D) Audit Committee Financial Expert .  The Company does not have an audit committee or an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B.  The Company is not required at this time to have an audit committee because it is not a “listed issuer” as described in Rule 10A-3(c)(2) promulgated under the Exchange Act.  The Board is considering current and potential independent board members for this committee when the appropriate time arrives.

(E) Compliance with Section 16(A) of the Exchange Act .  Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  During the fiscal year ended December 31, 2007 there were 10 such individuals who were subject to the reporting requirements of the Exchange Act.  To the best of the Company’s knowledge, all our executive officers, directors and persons who beneficially own more than ten percent of our common stock are current in their Section 16 filings.

(F) Code of Ethics:  The Company’s Board of Directors has been considering adoption of a Code of Ethics to be applicable to its Chief Executive Officer and senior financial executives.  The Code of Ethics will be designed to deter wrong-doing and promote honest and ethical behavior, full, fair, timely, accurate and understandable disclosure, and compliance with applicable laws.  The Board anticipates it will adopt the Code of Ethics during the current fiscal year.

Item 11. Executive Compensation.

The following table summarizes compensation information for the last two fiscal years for (i) Mr. Peter Toscano, our Principal Executive Officer and (ii) the two most highly compensated executive officers other than the Principal Executive Officer, who were serving as executive officers at the end of the fiscal year and who we refer to collectively, the Named Executive Officers.

Annual Compensation Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total

Peter Toscano	2007	$49,815.00	-	-	-	-	-	-	$49,815.00
President, Chief	2006	$46,231.00	-	-	-	-	-	$39,379(1)	$85,610.00
Executive Officer and Director

Jack Wagenti	2007	$49,467.00	-	-	-	-	-	-	$49,467.00
Vice President and Director	2006	$46,231.00	-	-	-	-	-	18,386(1)	$64,617.00

Jose Garcia	2007	$95,833.00	-	-	-	-	-	-	$95,833.00
Vice President and Director	2006	$84,583.00	-	-	-	-	-	-	84,583.00

1) These amounts include car allowance for Messrs Toscano and Wagenti for $12,979 and $18,386, respectively.  In addition, Mr. Toscano received a housing allowance in the amount of $26,400

.

Narrative Disclosure to Summary Compensation

Employment Agreements

We currently have no written employment agreements with any of our officers, directors, or key employees.

Severance Arrangements

We currently have no written employment agreements with any of our officers, directors, or key employees.

Change-in-Control Arrangements

We currently have no written employment agreements with any of our officers, directors, or key employees.

Stock Ownership Requirement for Management

We do not have a formal policy requiring stock ownership by management. One of the key objectives of our equity incentive plan is to promote ownership of our stock by management.

Directors Compensation:

Directors receive no monetary compensation for their service as directors.  Directors are reimbursed for expenses incurred in connection with the Company’s business

2007 GRANTS OF PLAN-BASED AWARDS

The company issues stock option awards for officers and employees as part of its compensation policy. During year 2007, the company did not issue additional awards. Employees are still eligible to exercise the options granted during years 2005 and 2006.

The table below sets forth information regarding grants of plan-based awards made to each of the named executive officers during 2006 and 2007:

The following table shows outstanding equity awards at December 31, 2007:

	Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise	Option Expiration Date	Number	Market Value	Equity Incentive Plan Awards: Number	Equity Incentive Plan Awards: Market
	(#) Exercisable	(#) Unexercisable		Price		of	of	of Unearned Shares, Units or Other Rights That	or Payout Value of Unearned Shares, Units or Other Rights That
(a)	(b)	I	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chris Duncan
Chief Operating Officer(1)	1,000,000			$0.83	6/14/2010
	200,000			$0.67	6/17/2010
	300,000			$0.67	6/14/2010

Mr. Duncan resigned to his position as COO in January 2, 2006

Outstanding Equity Awards at Fiscal Year End

All Directors have been granted stock options for their board service.

The following table documents the compensation of our directors for the fiscal years ended December 31, 2007:
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Salvatore Arnone	$ -	$ -	$ -	$ -	$ -	$125,000	$ 125,000
Robert Astore (1)	-	-	75,000	-	-		$75,000
Georgi Grecko	-	-	-	-	-		-
Thomas Mitchell (2)	-	-	210,000	-	-		$210,000
Walter Salvatore	-	-	125,000	-	-		$125,000
Hani A. Z. Yamani	-	545,000	-				$545,000
Sheldon Baer	-	25,000	120,000	-	-		$145,000
Jerry Pane	-	60,000	62,500	-			122,500
Gregory Callegari	-		125,000	-	-		125,000

(1) Mr. Astore was appointed to the board in 2006

(2) Mr. Mitchell resigned as a director of the Company on February 3, 2007.

The financial value of each option was estimated using the Black-Scholes option-pricing model and the assumptions disclosed in Note 8 in the Notes to the Consolidated Financial Statements included in this Form 10-K. The following is a list of the outstanding option held by each director as of December 31, 2007:

Robert Astore	1,000,000
Walter Salvatore	1,000,000
Sheik Hani A. Z. Yamani	5,000,000
Jerry Payne	1,250,000
Sheldon Baer	2,250,000
Gregory Callegari	500,000

(2) Mr. Astore was appointed to the board in 2006.

All such options were granted at or above fair market value determined on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the number of shares of our common stock that were beneficially owned as of March 24, 2008 by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 441,951,599 beneficially owned shares outstanding on March 24, 2008. The address of each director and executive officer listed below is c/o International Power Group, Ltd., 950 Celebration Boulevard, Celebration, Florida, 34747.

Name and Address	Total umber of Shares Beneficially Owned		Percent of Class	Outstanding Sahres as of 3/24/2008 441,951,599
Peter Toscano	100,954,830		22.84%
Jack Wagenti	106,194,480		24.03%
Jose Garcia	7,500,000	1	1.70%	*
Louis D. Garcia	2,000,000		0.45%	*
Salvatore Arnone	2,300,000	3	0.52%	*
Dr. Georgi Grechko	1,040,000	3	0.24%	*
Robert Astore	2,800,000	4	0.63%	*
Jerry Payne	7,560,000	8	1.71%	*
Sheldon Baer	7,250,000	9	1.64%	*
Sheik Hani A.Z. Yamani	11,000,000	6	2.49%	*
Armada Partners, L.P. (7)	25,000,000	7	5.66%
All officers and directors as a group (10 persons)	273,599,310		61.91%

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

(7) The address for Armada Partners, L.P. is 650 5 th Avenue, New York, NY 10199.

Voting control and dispositive power over these shares is held by Mr. Armando Ruiz.

(8) Includes 5 million shares issuable upon presently exercisable warrants.

(9) Includes 2 million shares issuable upon presently exercisable stock options.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as set forth below, no transactions have occurred since the beginning of the Company's last two fiscal years or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest and the amount involved exceeds $120,000.

•

During calendar year 2006, we borrowed $250,000 at 6% interest from U.S Precious Metals, Inc. (“USPM”). We repaid the loan with interest the next quarter. USPM and our Company had at the time of the loan and its repayment, and still have, certain common control persons, namely, Peter Toscano, Jack Wagenti and Jose Garcia.

•

During the fourth quarter of 2006, Peter Toscano loaned the Company $50,000, without interest.  This loan was repaid in December 2006.

•

In the fourth quarter of 2006, Lennart Strand, an employee of the Company, loaned the Company $21,205 for the office start-up costs in Sweden.  This loan was repaid during the first quarter of 2007 with no interest.

•

During the year 2007, we borrowed $40,000 at 6% interest from USPM.  This lender and our Company had at the time of the loan and its repayment, and still have, certain common control persons, namely, Peter Toscano, Jack Wagenti and Jose Garcia. The loan is still outstanding and is due in June 30, 2008.

During fiscal year 2007, the company loaned monies from officers, directors and/or their affiliates as follows:

Date	Trans Description	Position	Credit Amt	Due Date	Interest
9/14/07	Jerry + Danielle Pane - Loan Total	Director	$ 115,000.00	9/13/08	N/A
8/24/07	Joan Wagenti - Loan Total	Officer	7,500.00	8/23/08	6%
10/1/07	Jose Garcia - Loan Total	Director	10,000.00	9/30/08	N/A
Various	Peter N. Toscano - Loan Total	Officer	446,000.00	Various	N/A
	Grand Total		$ 578,500.00

These notes have a term of one year expiring in 2008.

Director Independence

The Company’s common stock trades on the Over the Counter Bulletin Board. Accordingly, we are not required to maintain a minimum number of independent directors. The term “independent director” means that the director does not have any direct or indirect material relationship with the Company that will interfere with his or her exercise of independent judgment in carrying out their responsibilities as a director.

Although we are under no requirement to have a minimum number of independent directors, we believe that five out of nine current directors would qualify as independent directors under the definition of the term. They include: Sal Arnone, Jerry Pane, Sheldon Baer, Sheik Hani A. Z. Yamani and Dr. Georgi Grechko.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended December 31, 2007 and 2005:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$12,225	$12,225
Audit Related Fees		-
Tax Fees	4,038	$ 1,120
All Other Fees	-	-
Total Fees	$16,263	$13,325

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
10.9 99.1

Joint Venture Agreement among the Company, Sistemas Ecologicos Para La Proteccion Ambiental S.A. DE C.V. and Mario Salguero Rossainzz dated as of November 9, 2006 (7)

Desert Blue Memorandum of Understanding (English Translation) (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(9)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)(9)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350)(9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350)(9)

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

(7) Incorporated by reference to Exhibit 10.1 in the Company Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(8) ) Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on October 2, 2007

(9) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15st . day of April 2008.

International Power Group, Ltd.

/s/ Peter Toscano
Name: Peter Toscano
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, Peter Toscano, certify that:

1. I have reviewed this annual report on Form 10-K of International Power Group, Ltd.;

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

4. The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the issuer’s internal control over financial reporting hat occurred during the issuer’s most recent fiscal quarter (the issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting; and

5.  The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date:  April 15, 2008

/s/ Peter Toscano
Peter Toscano
(Chief Executive Officer, and Chairman of the Board of Directors) (Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Robert  Astore certify that:

1. I have reviewed this annual report on Form 10-K of International Power Group, Ltd.;

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

4. The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the issuer’s internal control over financial reporting that occurred during the issuer’s most recent fiscal quarter (the issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the issuer’s internal control over financial reporting; and

5. The issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer’s auditors and the audit committee of the issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal control over financial reporting.

Date:  April 15, 2008

/s/Robert Astore
Robert Astore
( Pincipal Financial Officer )

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Power Group, Ltd. (the “Company”) on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Amro Albanna, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

Date: April 15, 2008	By:	/s/ Peter Toscano
Peter Toscano
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADDED BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of International Power Group, Ltd , (the “Company”) on Form 10-K for the period ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”), I, Albert Cervantes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as added by §906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the report.

Date: April 15, 2008	By:	/s/ Robert Astore
Robert Astore
Chief Financial Officer (Principal Accounting Officer)