Form 10-Q
period 2008-03-31
International Power Group, Ltd.
filed 2008-05-16
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-51449

INTERNATIONAL POWER GROUP, LTD.

(Exact name of registrant as specified in its charter)

Delaware	20-1686022
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

950 Celebration Blvd. Suite A, Celebration, FL.	34747
(Address of principal executive office)	(Zip Code)

(407) 566-0318

(Issuer’s telephone number)

N/A
(Former name, former address & former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.     YES [X]     NO   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]     NO   [X]

As of April 24, 2008, the number of the Company's shares of par value $0.00001 common stock outstanding was 433,596,973.

Transitional Small Business Disclosure Format (check one)    [  ] Yes   [X] No

International Power Group, Ltd.

Form 10-Q

Period Ended March 31, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1 - Financial Statements

3

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

15

Item 4 - Controls and Procedures

15

PART II - OTHER INFORMATION

16

Item 1 - Legal Proceedings

16

Item 1A. Risk Factors

16

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

16

Item 3 - Defaults upon Senior Securities

16

Item 4 - Submission of Matters to a Vote of Security Holders

16

Item 5 - Other Information

16

Item 6 - Exhibits

16

SIGNATURES

17

INDEX TO ATTACHED EXHIBITS

18

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Quarter Ended March 31, 2008	Year Ended December 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 59,226	$ -
Miscellaneous accounts receivable	72,399	32,182
Prepaid expenses	133	133
Total current assets	131,758	32,315

Other Assets
Intangible asset - patents	2,200,000	2,300,000
Deposits	19,429	16,766
Other assets	64,774	14,360
Total other assets	2,284,203	2,331,126
Total Assets	$ 2,415,961	$ 2,363,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$ 1,111,348	$ 955,111
Accrued expenses	15,187	38,336
Loans payable to related parties	509,903	755,874
Acquisition payable	962,057	962,057
Total current liabilities	2,598,495	2,711,378

Stockholder’s Deficit:
Common stock: authorized, 750,000,000 shares of $.00001 par
value; issued and outstanding, 415,246,973 and 373,441,971
shares, respectively	4,152	3,734
Capital in excess of par value	21,145,345	17,434,713
Additional paid in capital - Warrants	2,078,053	1,568,702
Additional paid in capital - Options	3,680,000	3,653,000
Accumulated other comprehensive (loss) income	(781)	1,869
Deficit accumulated during development stage	(27,089,303)	(23,009,955)
Total stockholders’ deficit	(182,534)	(347,937)
Total Liabilities and Stockholders’ Deficit	$ 2,415,961	$ 2,363,441

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

			21-Jan-98
	Quarter Ended	Quarter Ended	Date of Inception
	March 31, 2008	March 31, 2007	To March 31, 2008

Revenues	$ -	$ -	$ -

Expenses	4,076,766	2,227,938	27,086,722

Operating Loss	(4,076,766)	(2,227,938)	(27,086,722)

Other Income (Expense):
Interest income	503	4	5,182
Interest expense	(3,085)	(24)	(7,763)

Loss accumulated during
development stage	(4,079,348)	(2,227,958)	$ (27,089,303)

Other Comprehensive Income:
Foreign currency translation loss	(2,650)	-

Total Comprehensive Loss	$ (4,081,998)	$ (2,227,958)

Net Loss per Share
Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	393,745,560	347,551,735

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			April 15, 2002
	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	(Date of Inception of Development Stage) to March 31, 2008
Cash Flows From Operating Activities:
Net loss from operations	$ (4,079,348)	$ ($2,227,958)	$ ($27,089,303)
Adjustments to reconcile net loss to net cash used by
operating activities:
Charges not requiring cash outlay:
Value of options granted	65,000	875,000	6,017,000
Common stock issued for services	3,110,400	49,500	9,918,202
Options exercised for services	-	-	335,000
Amortization	100,000	100,000	600,000
Impairment charges	-	-	123,000

Changes in assets and liabilities:
Decrease in prepaid expenses	-	(62,835)	(19,954)
Increase (decrease) in accounts payable	156,237	(221,916)	1,111,402
(Decrease) Increase in accrued expenses	(23,147)	2,246	(17,818)
(Increase) decrease in deposits	(2,663)	313	(4,295)
(Increase) decrease in misc. receivable	(40,217)	-	(40,217)
(Increase) decrease in other assets	(50,414)	(6,365)	(59,317)
Net cash consumed by operating activities	(764,153)	(1,492,015)	(9,126,300)

Cash Flows From Investing Activities:
Acquisition of Add-Power	-	(602,272)	(1,037,943)
Investment in Mexican company	-	-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	-	65,000
Capital uses	-	-	-
Net cash consumed by investing activities	-	(602,272)	(1,040,443)

Cash Flows From Financing Activities:
Proceeds from loans	16,529	-	1,312,079
Repayments of loans	(12,500)	(21,205)	(552,178)
Proceeds of sales of stock units	822,000	600,000	7,656,348
Proceeds from exercise of options	-	-	375,000
Proceed from exercise of warrants	-	287,500	1,435,500
Net cash provided by financing activities	826,029	866,295	10,226,749

Effect of foreign currency exchange rate
on cash	(2,650)	33	(781)
Net increase in cash	59,226	(1,227,926)	59,226
Cash balance, beginning of period	-	1,652,940	-
Cash balance, end of period	$ 59,226	$ 425,014	$ 59,226

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of International Power Group, Ltd. as of March 31, 2008 and December 31, 2007 and for the three-month periods ended March 31, 2008 and March 31, 2007 have been prepared in accordance with accounting principals generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Note 2.

COMMON STOCK AND WARRANTS

The Company issued stock in private placements in the first fiscal quarter of 2008.  A total of 16,440,002 shares of common stock were sold for cash in the three month period ended March 31, 2008.  These sales resulted in net proceeds to the Company of $822,000.  These shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one share of stock for each two shares of stock purchased.  For the three-month period, ended March 31, 2008, warrants to purchase 8,630,001 shares of stock were issued, exercisable at $0.25 per share for a period of twelve months.

During the same quarter, the Company issued 5,000,000 shares of common stock to Mr. Peter N. Toscano, Chief Executive Officer, in exchange for $250,000 advanced to the company during 2007. The issuance included 2,500,000 warrants, exercisable for a period of up to one-year from the date of issuance at $0.25 exercise price with an expiration date of one year.

Warrant activity during the quarter ended March 31, 2008 is shown as follows:

2008
Balance December 31, 2007	11,737,123
Warrants granted during the first three months of 2008	11,130,001
Warrants exercised during the first three months of 2008	-
Warrants expired during the first three months of 2008	(2,807,498)
Balance March 31, 2008	20,059,626

Relevant information about the warrants outstanding at March 31, 2007 is presented below:

Exercise	Weighted-Average	Outstanding as of
Price	Months Remaining	31-Mar-08
$0.40	24.72	6,411,875
$1.00	2.27	12,500
$0.25	8.52	13,635,251
$0.30	35.51	20,059,626

The total potential proceeds of the warrants as of March 31, 2008 would have been $5,986,063 if exercised as of that date. The exercise of such warrants depends on market conditions and other factors, which provides no assurance that they will be exercised in the future.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 3.

STOCK OPTIONS

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the three month period ended March 31, 2008.

	2008
	Shares in Millions	Weighted-Average Price
Outstanding at the beginning of the year	26,825	$ 0.42
Granted (all at market price)	500	0.22
Options exercised cash free	(1,900)	0.10
Outstanding at the end of the period	25,425	$ 0.44

The weighted-average remaining contractual life of the options outstanding as of March 31, 2008 was 3.2 years.  The aggregate intrinsic value of the options outstanding as of March 31, 2007 was $1.5 million.  The aggregate intrinsic value represents the difference between the closing price of the Company’s common stock on March 31, 2007 and the exercise price, multiplied by the number of in-the-money stock options as of March 31, 2007.  This represents the amount that would have been received by the stock option holders if they had all exercised their stock options on March 31, 2007.  In future periods, this amount will change depending on fluctuations in the Company’s stock price.

The fair value of option grants are estimated using a Black-Sholes option-pricing model.  The following weighted-average assumptions were used for options granted during the three months ended March 31, 2008 and 2007.

	2008	2007
Dividend yield	0%	0%
Expected volatility	189.13%	192.95%
Risk-free interest rate	1.55%	4.83%
Expected term (in years)	3.6	2.72
Weighted-average fair value of stock options granted	$ 0.44	$ 0.25

Note 4. INTANGIBLE ASSET - PATENTS

Information regarding the intangible asset – patents is as follows:

December 31, 2008
Intangible asset - patents	$2,800,000
Accumulated amortization	(600,000)
Intangible asset – patents, net	$2,200,000

Accumulated amortization was $100,000 for the three-month period ended March 31, 2008.  The remaining amortization period for the patents is 4.5 years.  The estimated future accumulated amortization of this asset is as follows:

Year	Amortization Expense
2008	400,000
2009	400,000
2010	400,000
2011	400,000
Thereafter	600,000

Note 5.

RELATED PARTY TRANSACTIONS

During 2007, the company loaned money from USPM, a non-affiliated company whose officers are also part of the board of International Power Group, Ltd. The loan was for $40,000, bearing a 6% interest rate and due in June 2008.

The company issued 5,000,000 shares of stock to Mr. Peter Toscano, Chief Executive Officer.  The shares were valued at $250,000 and were issued as a payment for amounts advanced to the company during year 2007. These shares include 2,500,000 warrants exercisable in one year at a price of $0.25 cents.

Note 6.

OPERATING EXPENSES

Major categories of operating expenses are presented below.

Detail of Expenses by Category	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	April 15, 2002 (Date of Inception of Development Stage) to March 31, 2008

Stock based compensation	$ -	$ 875,000	$ 6,017,000
Consulting expense	3,361,665	339,243	12,771,698
Professional fees	195,322	184,959	2,115,719
Research and development	24,005	-	149,853
Impairment	-	-	123,000
Office expenses	27,423	16,122	304,173
Travel and meals	65,704	211,308	1,381,032
Public relations	7,543	31,004	469,704
Salaries and other employee expenses	233,603	379,881	2,164,018
Insurance	-	1,414	59,767
Automobile expenses	11,592	15,131	130,409
Telecommunications	809	19,680	195,393
Rent	36,049	45,219	335,473
Amortization	100,000	100,000	600,000
Other expenses	13,051	8,977	269,483
	$ 4,076,766	$ 2,227,938	$27,086,722

Note 7.

SUPPLEMENTAL CASH FLOWS

There was no cash paid for income taxes during any of the periods presented.  The company paid $3,085 on interest during the three month period ended March 31, 2008.  The following non-cash activities took place during the periods presented:

The Company issued 20,365,000 shares of common stock to 12 individuals for services valued at $3,110,400 in the first quarter of 2008, and 150,000 shares of common stock for services valued at $49,500 in the first quarter of 2007.

The Company granted one option holder the right to exercise, without payment, options to purchase 1,900,000 shares of common stock in the first quarter of 2008.  The value of this additional benefit was $190,000.

Note 8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses that resulted in a material working capital deficiency, and an accumulated deficit of $ 27.1 million as of March 31, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 9. CONTINGENCY

A Company stockholder has asserted that she suffered losses of $240,000 because of alleged misrepresentation as and omissions made by the Company at the time she purchased her stock.  The Company, through its attorneys, has rejected her claim.

Note 10. SUBSEQUENT EVENTS

During the first quarter of 2008, the company initiated negotiations with various investment companies conducive to obtaining additional financing to execute its plan of operations. As of April 24, 2008, the company received proceeds from an $800,000 bridge loan. In addition, a $30 million financing is being worked out and will be eventually used to invest in planned projects.

So far, the company has been able to meet short-term cash requirements, however, we cannot assure that we will continue receiving funding from investors and therefore, make no assurance that we will be able to meet our short-term cash requirements for the next twelve months.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of  Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “intends”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2007 filed with the United States Securities and Exchange Commission , that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We commenced our development stage on April 15, 2002.  The Company has spent approximately the last two years initiating and developing our Waste to Energy (“WTE”) technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. In July 2006, the Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us an environmental license, which will enable us to establish WTE plants in the country.  The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  IPWG has not had any revenues and cumulative losses of $27.1 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

We expect to begin realizing operating revenues in the fourth quarter of 2008 from waste disposal fees to be collected from municipalities and other waste management related companies in the areas were our projects are located. This is the first phase of our plan before we begin the construction of WTE facilities. We anticipate commencing the storage of waste in landfills during the construction phase.  Although we believe that it is reasonable to expect revenue from our first WTE energy plant to commence by year 2010 (after the completion of the construction of the first plant), many factors exist that are beyond our control that could delay or even prevent this from happening. These factors include but are not limited to: construction delays, political unrest and severe economic turn downs.

In October 2006, we purchased proprietary patented technologies, Add-Power, a low temperature turbine (LTT), and Scrub Power, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million. The prototype has been substantially upgraded through the incurrence of additional research and development costs. We spent around $125,847 during year 2007 and are looking to patent new technology that will make the product more competitive and efficient. It has been tested and results have been drawn from its operating capacity at a Steel Mill in Sweden under a contract arrangement.

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

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our Add-Power units by the beginning of 2009. Other applications are being explored to expand its use and expand our market opportunities for alternate energy sources.

It should be noted that our independent auditors have concluded that there are many factors regarding our company and its operations that raise substantial doubt about the ability of the Company to continue as a going concern.

Plan of Operation

Because we did not have sufficient financing (debt and/or equity) during the last fiscal year, our Plan of Operation has not significantly changed from our plan indicated in our 10K Report for the year ended December 31, 2007.

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

Research and Development

PROJECTED DATE

Goal	Projected Date

1. Processing of site permits in Mexico and start waste collection	Present through July 2008
2. Complete R&D of Add-Power and manufacture first unit	Present through September 2008
3. Introduction of WTE technology in the Kingdom of Saudi Arabia and
generate revenue from Egypt landfill operation	Present through October 2008
4. Negotiations for WTE sites in several foreign countries now identified	Foreseeable future
form subsidiaries as may be required in other countries

Since we did not raise a sufficient amount of capital in the quarter covered by this quarterly report (i.e. gross proceeds of $822,000), we have not implemented our previously established operating plan and it remains the same as the plan indicated in our Form 10K for the year  ended December 31, 2007.

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

Trends

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

FINANCIAL CONDITION

Ability to Meet Cash Requirements

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of March 31, 2008, we had an accumulated loss of $27.1 million during the development stage.

Net cash consumed by operating activities during development stage total almost $9 million comprised of the cumulative loss of $27.1 Million, $16.3 million used in non cash transactions such as issuance of shares of stock for services, stock options exercised for free and value of options granted under our stock option plan. In addition to that $0.7 million was charged for amortization and impairment charges and the remaining $1.4 million used to pay vendors, employee salaries and other operating expenses.

The company invested nearly $1.1 million in asset acquisition, with $1.0 million used to acquire the Add-Power technology and the remaining $0.1 million was invested in other assets.

Total cash provided by financing activities amounted $10.2 million from which $7.7 million came from sales of stock, $1.8 million was provided by exercise of options and warrants and $1.3 came from loans from officers and other borrowing.  An offset of nearly $0.5 million was used to repay loan obligations.

Based on the above data, we believe that without additional equity or debt financing, we will not be able to satisfy our cash requirements for the next twelve months.

Two Year Cash Forecast

We have developed a two-year timeline and cash forecast of our cash needs to execute our business plan and are in the process of raising the funds required to fund our operations for the next 24 months. Our first priority will be the development of the Add-Power unit, which has been already tested and operating at a steel mill in Sweden. Our investment in the manufacturing of the first couple of units should provide us with the foundation to seek contracts from interested customers, some of which have already seen the unit operational and have expressed interest in the Add-Power unit.

We will also pursue WTE projects, specifically those we already have started in Egypt, Saudi Arabia and Mexicali, Mexico. However, our approach will be that of pursuing the landfill permits and construction to be able to operate with revenues from waste collection, until the time we estimate that our first WTE facility will come online. At that Point, we will be in a better financial position to seek additional financing for the development and construction of WTE facilities, all of which will be equipped with the Add-Power unit for a more efficient and low cost energy production.

There can be no assurance, however, that we will be able to raise the amounts of financing required to operate our business until revenues commence, that we will be able to timely commence revenue generating operations of WTE facility (ies) or that if such facility (ies) commence operation, that we will generate sufficient revenue to be profitable.

We are in the process of attempting to raise capital to address approximately $30.3 million of financing needs for the next twenty-four months, outside of construction/project financing for specific waste to energy projects. Uses of the capital we are attempting to raise include:

1)

Working capital to cover overhead and execution costs during construction of waste to energy plants (approximately $18.4 million), additional details provided in the chart below.

2)

Working capital to cover the recently completed acquisition of Add-Power AB and the commercialization of Add-Power units (a patented low temperature turbine used for converting waste heat into electricity) of approximately $1.8 million.

3)

Additional development funding to apply Add-Power technology to low cost solar power generation, as well as to test the feasibility of integrating the Add-Power technology into small scale solar units for office parks, malls, and residential projects ($10.1 million).

A detailed schedule of our capital needs for the two years ended December 31, 2009 is as follows:

	2008	2009	Total

Employee Costs	$ 2,832,450	$4,240,050	$ 7,072,500
Travel	1,196,000	1,196,000	2,392,000
Construction/Project Management	345,000	828,000	1,173,000
Legal Fees	979,800	966,000	1,945,800
Outsourced Engineering	316,250	690,000	1,006,250
Contractors/Consultants	949,900	940,700	1,890,600
External & Internal Audit	142,600	345,000	487,600
Corporate Insurance	287,500	517,500	805,000
Accounting Services (Outsourced)	86,250	345,000	431,250
Marketing	178,250	345,000	523,250
Rental /Office Expenses	320,850	345,000	665,850
Total Operating Costs	$7,634,850	$10,758,250	$18,393,100

Additional Investment/Commercialization of
other Proprietary Technology

Cash for Add-Power Acquisition	1,798,600	-	1,798,600
R&D of Add-Power unit for commercialization	4,025,000	-	4,025,000
R&D of Add-Power unit for potential solar	-
commercialization		6,095,000	6,095,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$13,458,450	$16,853,250	$ 30,311,700

In addition to the above, we plan to develop and execute contracts for our WTE facilities in Egypt, Mexico and elsewhere, (these contracts may include long term, ie.7-10 year, commitments for waste disposal, electric and water sales).  We expect to use these contracts, and the expected revenue sources they represent, to secure project specific financing.  We expect to have multiple financing sources for project/construction financing on a project-by-project basis outside of this specific equity raise.

Payments Due under Contractual Obligations

We have future commitments at March 31, 2007 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2008	89,959
2009	91,603
2010	91,443
2011	7,639
Total	$280,644

In addition, we have a contractual obligation to pay during 2008 the remaining $962,057 for the purchase of Add-Power.  We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

RESULTS OF OPERATIONS

Quarter ended March 31, 2008 compared to the quarter ended March 31, 2007

The company has accumulated net losses during its development stage of $27.1 million. During the first quarter of 2008, the company had total expenses of $4,076,766 compared to $2,227,938 during same period in 2007. Net operating losses were $4,079,348 in 2008, and 2,227,958 for the same period in year 2007.

The main contributor for the 83% increase in expenses for the comparable period in 2008 and 2007 arises from additional issuance of stock for services and options exercised for free during the three month period ended March 31, 2008. This was due to additional services rendered by consultants and professionals during year 2007 for which the board approved payment with shares of stock. The effect during the quarter ended March 2008 was an increase of $3.0 million in shares for Services offset by a reduction in officer’s compensation of roughly $0.9 million since year 2007, or a net increase of $2.2 million in expenses. The Company has depended on issuance of additional shares of stock to pay some of its debt, to compensate for the cash insufficiency.

The financial position of the company as of March 31, 2008 and December 31, 2007 shows current assets of $131,758 and $32,315 respectively. The increase in current assets is due mainly to an increase of $59,288 and miscellaneous receivables of $131,758. Total assets increased from $2,363,441 in 2007 to $2,415,961 in 2008 due mainly to the effect in current assets and a $50,412 payment for a patent application for the Add-Power product.

Current liabilities totaled $2,598,494 in March 2008 and $2,711,378 in December 2007. The net impact of these balances is capital deficit of $182,534 in March 2008 vs. $347,937 in December 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results.  Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements.  Our critical accounting policies include debt management and accounting for stock-based compensation.  We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

During the period covered by this report, we sold 38 units to 26 investors for $822,000 in gross proceeds.  Each unit consisted of 500,000 shares of common stock and a warrant to purchase 250,000 shares of common stock.  The purchase price of each unit was $50,000.  The warrants are exercisable at $0.25 per full share of common stock and expire twelve months from date of issuance.

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

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

International Power Group, Ltd.

(Registrant)

/s/ Peter Toscano
Date: May 16, 2008	Peter Toscano
Principal Executive Officer

/s/ Robert Astore
Date: May 16, 2008	Robert Astore
Principal Financial Officer

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1- Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

14(a),Toscano

Exhibit 31.2- Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-

14(a), Astore

Exhibit 32.1- Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Toscano

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Astore