Form 10-Q
period 2008-06-30
International Power Group, Ltd.
filed 2008-08-18
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

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

As of August 13, 2008, the number of the Company's shares of par value $0.00001 common stock outstanding was 470,685,615

Transitional Small Business Disclosure Format (check one)    [  ] Yes   [X] No

International Power Group, Ltd.

Form 10-Q

Period Ended June 30, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1 - Financial Statements

3

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

17

Item 4 - Controls and Procedures

17

PART II - OTHER INFORMATION

18

Item 1 - Legal Proceedings

18

Item 1A. Risk Factors

18

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

18

Item 3 - Defaults upon Senior Securities

18

Item 4 - Submission of Matters to a Vote of Security Holders

18

Item 5 - Other Information

19

Item 6 - Exhibits

19

SIGNATURES

20

INDEX TO ATTACHED EXHIBITS

21

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS
	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Current Assets
Cash	$ 7,659	$ -
Miscellaneous accounts receivable - net	108,646	32,182
Stock subscriptions receivable	110,000	-
Prepaid expenses	24,567	133
Total current assets	250,872	32,315

Other Assets
Patents-net	2,150,412	2,300,000
Deposit	27,000	16,766
Other assets	14,362	14,360
Total other assets	2,191,774	2,331,126
TOTAL ASSETS	$ 2,442,646	$ 2,363,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	$ 1,050,293	$ 955,111
Accrued expenses	20,603	38,336
Loans payable to related parties	459,069	755,874
Acquisition payable	962,057	962,057
Convertible loan	800,000	-
Deposits for Stock	20,000	-
Total current liabilities	3,312,022	2,711,378

Stockholder's Deficit
Common stock: authorized, 750,000,000 shares of $.0001 par	4,650	3,734
value; issued and outstanding, 465,001,973 and 415,246,973
shares, respectively
Capital in excess of par value	24,998,759	17,434,713
Additional paid in capital - Warrants	3,307,090	1,568,702
Additional paid in capital - Options	3,800,000	3,653,000
Accumulated other comprehensive income	(195)	1,869
Deficit accumulated during development stage	(32,979,680)	(23,009,955)
Total stockholders’ deficit	(869,376)	(347,937)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$ 2,442,646	$ 2,363,441

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	21-Jan-98 Date of Inception To June 30, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES	5,774,699	1,486,471	32,861,421

OPERATING LOSS	(5,774,699)	(1,486,471)	(32,861,421)

OTHER INCOME (EXPENSE):
Miscellaneous Income	8,811	10	13,489
Interest expense	(124,489)	(24)	(131,748)

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$ (5,890,377)	$ (1,486,485)	$ (32,979,680)

Other Comprehensive Income:
Foreign currency translation loss	(2,649)	-	-

Total Comprehensive Loss	$ (5,893,026)	$ (1,486,485)	-

NET LOSS PER SHARE
Basic and Diluted	$ (0.01)	$ (0.00)	-

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING -
Basic and Diluted	$ 431,981,478	$ 350,648,341	$ -

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	21-Jan-98 Date of Inception To June 30, 2008

REVENUES	$ -	$ -	$ -

OPERATING EXPENSES	9,851,465	3,714,409	32,861,421

OPERATING LOSS	(9,851,465)	(3,714,409)	(32,861,421)

OTHER INCOME (EXPENSE):
Miscellaneous Income	9,314	14	13,992
Interest expense	(127,574)	(48)	(132,251)

LOSS ACCUMULATED DURING
DEVELOPMENT STAGE	$ (9,969,725)	$ (3,714,443)	$ (32,979,680)

Other Comprehensive Income:
Foreign currency translation
loss	585	-

Total Comprehensive Loss	$ (9,969,140)	$ (3,714,443)

NET LOSS PER SHARE
Basic and Diluted	$ (0.02)	$ (0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING
Basic and Diluted	$ 412,975,077	$ 349,108,592

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2008
Cash Flows From Operating Activities:
Net loss from operations	($9,969,725)	$ (3,714,443)	$ (32,979,680)
Adjustments to reconcile net loss to net cash
used by operating activities:
Charges not requiring cash outlay:
Value of options granted	185,000	875,000	6,137,000
Common stock issued for services	7,713,349	253,000	14,711,150
Options exercised for services	190,000	-	335,000
Amortization	200,000	200,000	700,000
Impairment charges	-	-	123,000

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(24,436)	(15,112)	(44,390)
Increase in accounts payable	94,915	92,572	1,050,080
(Decrease) increase in accrued expenses	(17,733)	30,547	(12,403)
Decrease (Increase) in deposits	(10,234)	(24,104)	(11,866)
Decrease (Increase) in Misc. receivable	(76,465)	-	(76,465)
Decrease (Increase) in other assets	-	9,715	(8,903)
Net cash consumed by operating activities	(1,715,330)	(2,292,825)	(10,077,478)

Cash Flows From Investing Activities:
Acquisition of AddPower	-	(602,272)	(1,037,943)
Investment in Mexican company	-	-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	-	65,000
Patent	(50,412)	(70,774)	(50,412)
Net cash consumed by investing activities	(50,412)	(673,046)	(1,090,855)

Cash Flows From Financing Activities:
Proceeds from loans	895,965	160,000	2,191,517
Repayments of loans	(142,500)	(21,205)	(682,178)
Proceeds of sales of stock units	1,002,000	944,750	7,946,348
Customer deposits	20,000	-	20,000
Proceeds from exercise of options		-	375,000
Proceed from exercise of warrants	-	287,500	1,435,500
Net cash provided by financing activities	1,775,465	1,371,045	11,286,186

Effect of foreign currency exchange rate on
cash	(2,064)	1,604	(195)
Net increase in cash	7,659	(1,593,222)	117,659
Cash balance, beginning of period	-	1,652,940	-
Cash balance, end of period	$ 7,659	59,718	$ 7,659

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of International Power Group, Ltd. as of June 30, 2008 and December 31, 2007 and for the three and six months ended March 31 and June 30,, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 filed in the Company’s report on Form 10-K.

Note 2.

COMMON STOCK AND WARRANTS

The Company issued stock in private placements during the first six months of 2008.  A total of 27,240,000 shares of common stock were sold for cash in the six month period ended June 30, 2008.  These sales resulted in net proceeds to the Company of $1,112,000. These shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one share of stock for each two shares of stock purchased.  For the six-month period, ended June 30, 2008, warrants to purchase 16,392,501 shares of stock were issued, exercisable at $0.25 per share for a period of twelve months from stock purchased for cash and shares for services. In addition to that, there were an additional 4,000,000 warrants issued at $.15 cents, and other 4,000,000 warrants issued at $.25 cents as part of the $800,000 convertible loan transaction. These warrants have a life of five years. The total warrants issued are 24,392,501.

During the first three months ended March 31, 2006, the Company issued 5,000,000 shares of common stock to Mr. Peter N. Toscano, Chief Executive Officer, in exchange for $250,000 advanced to the company during the first three moths of 2008. The issuance included 2,500,000 warrants, exercisable for a period of up to one-year from the date of issuance at $0.25 exercise price with an expiration date of one year.

Warrant activity during the six -month period ended June 30, 2008 is shown as follows:

2008
Balance December 31, 2007	11,737,123
Warrants granted during the first six months of 2008	24,392,501
Warrants exercised during the first six months of 2008	-
Warrants expired during the first six months of 2008	(3,381,873)
Balance June 30, 2008	32,747,751

Relevant information about the warrants outstanding at June 30, 2008 is presented below:

Exercise	Weighted-Average	Outstanding as of
Price	Months Remaining	31-Mar-08
$0.40	24.06	5,850,000
$0.25	2.78	22,897,751
$0.15	9.23	$ 4,000.000
Total exercisable		32,747,751

INTERNATIONAL

POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

There were no warrant exercised during the six month period ended on June 30, 2008

The total potential proceeds of the warrants as of June 30, 2008 would have been $9,064,438 if exercised as of that date. The exercise of such warrants depends on market conditions and other factors, which provides no assurance that they will be exercised in the future.

Note 3.

STOCK OPTIONS

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the three month period ended June 30, 2008.

	# of Options	Avg. Exercise Price
Outstanding at the beginning of the year	26,825,000	$ 0.42
Granted (all at market price)	1,500,000	0.19
Cancelled	(1,900,000)	0.10
Outstanding at the end of the period	26,425,000	0.43

The fair value of option grants are estimated using a Black-Sholes option-pricing model.  The following weighted-average assumptions were used for options granted during the three months ended June 30, 2008 and 2007.

	2008	2007
Dividend yield	0%	0%
Expected volatility	183%	193%
Risk-free interest rate	2.34%	4.96%
Expected term (in years)	1.96	3.02
Weighted-average fair value of stock options granted	$ 0.43	$ 0.45

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 4. INTANGIBLE ASSET - PATENTS

Information regarding the intangible asset – patents is as follows:

June 30 2008
Intangible asset - patents	$2,850,412
Accumulated amortization	(700,000)
Intangible asset – patents, net	$2,150,412

Amortization expense was $200,000 for the six -month period ended June 30, 2008.

Note 5.  CONVERTIBLE LOAN

During the second quarter, the Company approved a convertible loan agreement that has $ 30.0 million due maximum. An initial $800,000 installment represented by a 12% loan due April 7, 2009, was received in the second quarter and is convertible to stock at a conversion price of $ .12 for six months and at 75% of the average of the three lowest closing bid prices of the company’s common stock for the ten trading days preceding a conversion date, thereafter.

As part of the loan agreement, the Company agreed to issue 4.8 million shares of stock and 8 million Class A warrants exercisable at $ .15 for five years and 4 Class B warrants exercisable at $ .25 for five years.

Note 6.

RELATED PARTY TRANSACTIONS

During 2007, the company loaned money from USPM, a non-affiliated company whose officers are also part of the board of International Power Group, Ltd. The loan was for $40,000, bearing a 6% interest rate and due in June 2008. This note was renewed in the second quarter for a period of six more months expiring on December 31, 2008. The loan note bears a 6% interest rate.

The company issued 5,000,000 shares of stock to Mr. Peter Toscano, Chief Executive Officer, during the first quarter of 2008.  The shares were valued at $250,000 and were issued as a payment for amounts advanced to the company during year 2007. These shares include 2,500,000 warrants exercisable in one year at a price of $0.25 cents.

During the second quarter of 2008, USPM, a non-affiliated company whose officers are also part of the board of International Power Group, Ltd. provided an additional loan to IPWG in the amount of $65,000.00. The loan was used to secure patented technology for Add Power in the European Union. The loan has a term of one year expiring in April 8, 2009 and carries a 6% interest rate.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited

Note 7.

OPERATING EXPENSES

Major categories of operating expenses are presented below:

Detail of Expenses by Category	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2008

Stock based compensation	$ 2,163,000	$ 875,000	$ 8,180,000
Consulting expense	5,640,163	715,594	15,050,196
Professional fees	948,469	396,233	2,868,866
Research and development	24,441	-	150,288
Impairment	-	-	123,000
Office expenses	51,610	33,322	328,361
Travel and meals	106,100	326,136	1,421,428
Public relations	2,569	197,631	464,731
Salaries and other employee expenses	482,929	744,371	2,413,344
Insurance	27,031	9,354	86,798
Automobile expenses	27,442	28,654	146,259
Telecommunications	8,327	46,814	202,912
Rent	71,643	91,409	371,067
Amortization	200,000	200,000	700,000
Other expenses	97,742	49,890	354,173
	$9,851,465	$3,714,408	$32,861,421

Note 8.

SUPPLEMENTAL CASH FLOWS

There was no cash paid for income taxes during any of the periods presented.  The company paid $3,085 on interest during the three month period ended March 31, 2008. The following non-cash activities took place during the periods presented:

The Company issued 62,420,000 shares of common stock to 37 individuals for services valued at $7,713,349 in the first six months ended June 30, 2008, and 675,000 shares of common stock for services valued at $253,000 in the same comparable period in 2007.

The Company granted one option holder the right to exercise, without payment, options to purchase 1,900,000 shares of common stock in the first quarter of 2008.  The value of this additional benefit was $190,000.

Note 9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses that resulted in a material working capital deficiency, and an accumulated deficit of $ 33.0 million as of June 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 10. CONTINGENCY

A Company stockholder has asserted that she suffered losses of $240,000 because of alleged misrepresentation as and omissions made by the Company at the time she purchased her stock.  The Company, through its attorneys, has rejected her claim.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We commenced our development stage on April 15, 2002.  The Company has spent approximately the last two years initiating and developing our Waste to Energy (“WTE”) technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. As part of our continued effort to tap into the current opportunities provided by alternative energy sources and environmental issues associated with global warming, we have recently initiated contacts within the US and are attempting to locate a joint venture partner to build a WTE plant in the US mainland. We have also been in contact with other countries in the Caribbean interested in building WTE facilities to reduce their dependence on oil to produce energy and reduce waste accumulation.

The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  We have revamped our business plan and have retained the services of expert professionals to aid us to effectively obtain financing. We are currently working with various sources willing to finance the company and its projects, including our Add Power technology.

IPWG has not had any revenues and cumulative losses of $33.0 million since April 15, 2002, which is the date of the inception of our development stage. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

 In July 2006, the Kingdom of Saudi Arabia’s Presidency of Meteorology and Environment issued to us an environmental license, which will enable us to establish WTE plants in the country.  This license is active for three years and could be renewed with the ministry approval.

At the present time, we are waiting for receipt of permits from some of the projects that we have been pursuing in the different geographic areas and continue assessing the capital requirement for these projects. Although our previous estimate for revenues was for the 4th quarter of 2008, we believe that this target may not be met and will be delayed until calendar year 2009. Our current assessment of the construction timeframe is that it may take at least six months from permit issuances to revenue generation. Therefore, in view of the above, a delay in the project revenue target date until 2009 is prudent at this time.

Once all permits are in place, and facilities are prepared for waste collection, we expect to begin realizing operating revenues from waste disposal fees to be collected from municipalities and other waste management related companies in the areas were our projects are located. This is the first phase of our plan before we begin the construction of WTE facilities. Although we believe that it is reasonable to expect revenue from our first WTE energy plant to commence by year 2011 (after the completion of the construction of the first plant), many factors exist that are beyond our control that could delay or even prevent this from happening. These factors include but are not limited to: construction delays, political unrest and severe economic turndowns. We believe that our strategy to construct plants in the US will help us in balancing the risk associated with our offshore projects on this regard.

In October 2006, we purchased proprietary patented technologies, Add-Power, a low temperature turbine (LTT), and Scrub Power, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million. The prototype has been substantially upgraded through the incurrence of additional research and development costs of approximately $125,847 during year 2007 and $ -0- during the first six months of 2008and are considering to patent new technologies that we believe will make the product more competitive and efficient. It has been tested and results have been drawn from its operating capacity at a steel mill in Sweden under a contract arrangement.

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

We believe that we will be able to market these technologies to other companies in the energy industry as an aid to increase the output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our Add-Power units in 2009, soon after we have completed the testing and establish the manufacturing process. Other applications are being explored to expand its use and expand our market opportunities for alternate energy sources.

We have presented Add Power to potential investors through our business plan and have received positive response. We believe financing for Add Power will be possible to meet our 2009 revenue target for this product. However, we make no assurances on the outcome of our negotiations and of any other factors out of our control that may change investor’s perception of value and return.

It should be noted that our independent auditors have concluded that there are many factors regarding our company and its operations that raise substantial doubt about the ability of the Company to continue as a going concern..  This means that unless we are able to additional raise funds from outside sources (either in the form of debt or equity), it is likely that we will not be able to continue to remain in business, and our operations will terminate.

Plan of Operation

Because we did not have sufficient financing (debt and/or equity) during the last fiscal year, our Plan of Operation (both long and short term) has not significantly changed from our plan indicated in our 10K Report for the year ended December 31, 2007. Accordingly, we still estimate that we will require approximately $30 million dollars over the next 18 months for a full deployment of our resources and execution of our business plan.

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low-level radioactive waste as a result of our acquisition of Terra Mar Environmental Systems, Inc. (TMES) assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our current operating plan for year  2008 and thereafter has three components: (1) to complete negotiations to begin a Land field operation and the construction of WTE project in Egypt and Saudi Arabia, (2) complete the research and development of our Add-Power electrical generating unit to make it a commercially viable product, and 3) to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan, we have self-imposed the following goals:

Research and Development

PROJECTED DATE

Goal	Projected Date

1. Processing of site permits in Mexico and start waste collection	7/2008 to 6/2009
2. Fabricate and deliver first Add Power units	7/2008 to 6/2009
3. Build remediation facilities and start the waste collection process in Egypt. Saudi Arabia	7/2008 to 6/2009

4. Negotiations for WTE sites in several foreign countries and US territory now identified, including forming subsidiaries or strategic alliances as may be required	On going
.

Although we have raised $1,112,000, in equity financing during the six months ended June 30, 2008 and obtained a convertible loan to finance the operation, we have not reached the $30 million dollar target required for a full deployment of our resources and execution of the plan., We continue our funding campaign and have been making strides by re focusing our strategy and finding new players with synergies that increases the probability of a successful business relationship.

Research and Development

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

We have invested in research and development for the Add Power unit and have tested it under a contract with an operating steel mill in Sweden. The machine has been upgraded and has been performing better than expected, but it will require additional upgrading and design to be able to produce at different outputs in different applications. We are in the process of seeking funding to take the prototype to a design stage and line up the manufacturing of the units. Our research and development costs have been as follows: for the six months ended June 30, 2008 --$ -0-; for the fiscal year ended December 31, 2007---$125,847 and for the fiscal year ended December 31, 2006---$ -0-

Purchase of Plant and Equipment

The development and construction of each proposed WTE facility will be dependent on: (i) locating appropriate land and obtaining permits for a WTE facility, (ii) obtaining significant external financing (including related financial guaranty and risk insurance) for purchase of materials and equipment and construction of facilities and (iii) securing contracts for delivery of waste and sales of byproducts necessary to produce revenues sufficient to cover debt service and operation costs. To that regard, we have moved into strategic alliances that allow us for a low cost entry into the markets we are exploring. This will make us move swiftly into some projects and allow us to generate revenues at a low cost possible. In the event we are not able to finance one or more proposed WTE facilities, we would be forced to abandon any such projects.

WTE Facility Finance

Our plan to build one or more WTE facilities will require significant capital, (approximately $250 million per plant) which we do not currently have. We intend to finance the construction and operation of WTE facilities through a combination of loans and securitization of income from long-term contracts for tipping fees, power and potable water sales.  We have been pursuing strategic alliances to provide a stronger position by leveraging experience, track record and managerial expertise in WTE design, construction and operation. With this new approach, we believe that we will be successful in securing such financing although no assurance can be given.  We have entered into an agreement with Marsh USA, Inc., an international insurance broker with the ability to provide financial guaranty insurance and risk management, to locate insurance for our projects.

Changes in the Number of Employees

We expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments. During the quarter ended June 30, 2008, we hired Mr. Woodrow W. Crouch, as our new CEO. Mr. Crouch has significant experience and track record in designing and building energy plants. During the same quarter, we hired John Benvengo as our President and COO. Mr. Benvengo has experience in landfill design, construction and operations. If and when financing is available, we intend to hire additional full time staff to support project development and operations.

We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements most of whom we are already in negotiation with.

Trends

We believe that the trend that is most likely to affect our business is the burgeoning need of local governments at all levels in most countries to manage sold waste, significant quantities of which are hazardous.  We believe this trend will generate demand for the technology we offer although no assurance can be given.

We also believe the trend of global warming will affect our business.  The need to reduce the output of greenhouse gases has caused a trend to find ways of generating cleaner electricity from cleaner renewable energy sources.  We believe the trend will generate a demand for our technology and services we offer although no assurance can be given.

FINANCIAL CONDITION

Ability to Meet Cash Requirements

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of June 30, 2008, we had an accumulated loss of $33 million during the development stage.

Net cash consumed by operating activities during development stage total $22.8 million comprised of $21.2 million used in non-cash transactions such as issuance of shares of stock for services, stock options exercised for free and value of options granted under our stock option plan. In addition to that, $0.8 million was charged for amortization and impairment charges and the remaining $.8 million represents the net effect on the change in other assets and liabilities during the period from inception to June 30, 2008.

The company invested nearly $1.6 million in asset acquisition, with $1.0 million used to acquire the Add-Power technology and the remaining $0.6 million was invested in other assets.

Total cash provided by financing activities amounted $11.8 million from which $7.9 million came from sales of stock, $1.8 million was provided by exercise of options and warrants and $2.6 came from loans from officers and other borrowing.  An offset of nearly $0.7 million was used to repay loan obligations.

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

A detailed schedule of our capital needs for 18 months from July 1, 2008 and ending in December 31, 2009 is as follows:

	2008	2009	Total

Employee Costs	$ 2,832,450	$4,240,050	$ 7,072,500
Travel	1,196,000	1,196,000	2,392,000
Construction/Project Management	345,000	828,000	1,173,000
Legal Fees	979,800	966,000	1,945,800
Outsourced Engineering	316,250	690,000	1,006,250
Contractors/Consultants	949,900	940,700	1,890,600
External & Internal Audit	142,600	345,000	487,600
Corporate Insurance	287,500	517,500	805,000
Accounting Services (Outsourced)	86,250	345,000	431,250
Marketing	178,250	345,000	523,250
Rental /Office Expenses	320,850	345,000	665,850
Total Operating Costs	$7,634,850	$10,758,250	$18,393,100

Additional Investment/Commercialization of
other Proprietary Technology

Cash for Add-Power Acquisition	1,000,000	-	1,000,000
R&D of Add-Power unit for commercialization	4,823,600	-	4,823,600
R&D of Add-Power unit for potential solar	-
commercialization		6,095,000	6,095,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$13,458,450	$16,853,250	$ 30,311,700

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

Payments Due under Contractual Obligations

We have future commitments at June 30, 2008 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2008	65,459
2009	91,603
2010	91,443
2011	7,639
Total	$256,144

In addition, we have a contractual obligation to pay during 2008 the remaining $962,057 for the purchase of Add-Power.  We will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to the quarter ended June 30, 2007

Our net losses increased by $3,546,761 for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007.  This increase in net losses is primarily attributable to stock compensation expenses, consulting and professional fees paid with shares of stock. The total increase amount in these categories during this period was $3,795,443 offset by other items.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Our net losses increased by $6,137,157 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.  This increase in net losses is primarily attributable to stock compensation expenses, consulting and professional fees paid with shares of stock. The total increase amount in these categories during this period was $6,764,804 offset by other items.

The overall increase in expenses during the comparable periods responds to the lack of funding and has been incurred in an effort to keep the essential resources to meet the plan of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements, which requires us to make estimates, and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Although these estimates are based on our knowledge of current events and actions, we may undertake in the future, they may ultimately differ from actual results. Certain accounting policies involve significant judgments and assumptions by us, which have a material impact on our financial condition and results.  Management believes its critical accounting policies reflect its most significant estimates and assumptions used in the presentation of our financial statements.  Our critical accounting policies include debt management and accounting for stock-based compensation.  We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

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

In regard to the latter, during the quarter ending June 30, 2008, we discovered that an administrative employee had been embezzling corporate funds, which the employee in question has acknowledged. The total loss that was discovered to have occurred was approximately $35,234.00. The incidents occurred in the quarters ending June 30, 2008. The employee has been terminated and we have filed a criminal complaint against the individual. It is unlikely that the individual will be capable of restitution. Based upon this fact the company fully reserved this amount.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Report. Based on such evaluation, the CEO and CFO have concluded that these controls and procedures are effective in providing reasonable assurance that information-requiring disclosure is recorded, processed, summarized and reported with the timeframe specified by the SEC’s rules and forms.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

During the six-month period ended in June 30, 2008, we sold 637 units to 35 investors for $1,112,000 in gross proceeds.  Each unit consisted of 500,000 shares of common stock and a warrant to purchase 250,000 shares of common stock.  The purchase price of each unit was $50,000.  The warrants are exercisable at $0.25 per full share of common stock and expire twelve months from date of issuance.

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

During the six-month period ended June 30, 2008, two board members resigned to the company’s board of directors of directors. Mr. Robert J. Astore, Director and Mr. Salvatore Arnone resign to the board of directors and were replaced by Mr. Michael J. Kugler and Mr. Daniel P. Conte.

There have been no other changes in the board of directors in 2008.

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

International Power Group, Ltd.

(Registrant)

/s/ Woodrow Crouch
Date: August 18, 2008	Woodrow Crouch
Principal Executive Officer

/s/ Jesus Oliveras
Date: August 18, 2008	Jesus Oliveras
Principal Financial Officer

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1- Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

14(a),Crouch

Exhibit 31.2- Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-

14(a), Oliveras

Exhibit 32.1- Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Crouch

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Oliveras