Form 10-K/A
period 2007-12-31
International Power Group, Ltd.
filed 2008-08-29
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. - 20549

FORM 10-K/ A

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007.

[     ] TRANSACTION REPORT UNDER SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to ______

INTERNATIONAL POWER GROUP, LTD.

(Name of small business issuer in its charter)

Delaware	000-51449	20-1686022
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

950 Celebration Blvd., Ste. A, Celebration, FL	34747
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (407) 566-0318

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class	Name of each exchange on which registered
Common stock, $0.00001 par value (registration) pending)	None

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to respond to comments received by International Power Group, Ltd., from the Securities and Exchange Commission’s Division of Corporation Finance in a letter dated July 18, 2008 ("Comment Letter") regarding our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 14, 2008 (“Original Form 10-K”). In accordance with the suggestions made in the Comment letter, in this amendment, Item 9a. "Controls and Procedures," beginning on page 42 of this Amendment, is revised to include management's assessment of internal control over financial reporting. Similarly, in addition, Exhibits 31.1 and 31.2 (Certifications) have been revised to include inadvertently omitted representations. in each paragraph numbered four.

Furthermore, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended,  all new certifications (Exhibits 31.1, 31.2, 32.1 and 32.2) by our Principal Executive Officer and Principal Financial and Accounting Officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

There are no other changes to the Original Form 10-K other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 1 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Original Form 10-K. Furthermore, this Amendment No. 1 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of International Power Group, Ltd. to the filing of the Original Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

4

PART I

5

Item 1. Description of Business

5

Item 1a. Risk Factors

8

Item 1b.  Unresolved Staff Comments

18

Item 2.  Description of Property

18

Item 3.  Legal Proceedings

19

Item 4. Submission of Matters to a Vote of Security Holders

19

PART II

19

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  19

Item 6.  Selected Financial Data.

21

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

21

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

26

Item 8. Financial Statements and Supplementary Data.

27

Item 9.  Changes in and Disagreements with Accountants on Accounting and

43

Financial Disclosure.

43

Item 9a.  Controls and Procedures.

43

Item 9b. Other Information.

44

PART III

45

Item 10. Directors, Executive Officers and Corporate Governance.

45

Item 11. Executive Compensation.

49

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder matters.

53

Item 13. Certain Relationships and Related Party Transactions, and Director Independence.

53

Item 14. Principal Accounting Fees and Services.

55

PART IV

56

Item 15. Exhibits, Financial Statement Schedules.

56

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

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

PART I

Item 1. Description of Business

We were incorporated in the State of Delaware on November 30, 1998. We plan to build and operate WTE facilities (“WTE”) to process solid and hazardous wastes by incineration on our own and through collaboration with strategic partners and others.  We expect that this processing will produce marketable electricity, potable water and components in construction materials including cement and roadbeds.

Our business plan is to locate, finance, build and operate WTE facilities for governmental entities and others charged with the disposal of municipal, commercial, industrial and certain hazardous wastes.  We intend to focus on municipalities that have significant waste handling and land fill problems and areas that can benefit from potable water and additional electricity production.  Our primary marketing strategies include direct contact with government officials and large producers and handlers of waste.  We also intend to rely on limited and highly targeted advertising.  Integral to these methods is the development of strong brand identification for us coupled with increasing awareness of our target markets in the financial, ecological and tactical advantages of WTE technology.

We have access to components and technologies that incinerate solid waste and hazardous waste at high temperatures.  The incinerator produces steam, which drives a turbine, which produces electricity and condenses the steam into water.  The electricity and steam drive further processes which scrub smokestack air emissions, produce potable water, ash and enough excess electricity to sell.  We believe we can customize the operation of WTE facilities to suit community needs by maximizing electricity or potable water, with little or no loss of efficiency or environmental friendliness.

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

We believe our WTE facilities will generate revenues for ourselves, waste generators and collectors, and governments charged with disposal. We expect that our facilities will reduce the potential liabilities of waste generators and collectors for landfill clean up and reduce the need for governments to create landfills.  We anticipate three primary income streams: (i) waste disposal (tipping fees), (ii) the sale of electricity and (iii) the sale of potable water.  We also expect to augment revenues by selling up to 70% of the ash produced from the processes as construction material, thereby also reducing our disposal costs.

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

During the fiscal year ended December 31, 2006, we developed contacts in several countries that we believe may lead to the construction of WTE facilities.  These contacts are located, and WTE facilities are proposed, in the Kingdom of Saudi Arabia, Mexico, Egypt and the United States. The Kingdom of Saudi Arabia’s Presidency of Metrology and Environment issued to us in July 2006 an environmental license, which we expect will enable us to establish WTE plants in this country. We have identified certain countries and geographic regions where, due to varying combinations of landfill shortages, energy needs and potable water scarcity, we believe WTE technology would be particularly effective.  We believe our management’s experience in the waste management industry positions us to address the waste management needs of developed and developing nations. In November 2006, we entered into a Joint Venture Agreement with Sistemas Ecologicas Para La Protecion Ambiental S.A. (“SEPA”) and Mr. Mario Salguero Rossainzz. The agreement provides that the joint venture will build and operate a WTE plant in the City of Mexicali, North Baja California, Mexico.  We have not realized any WTE related revenues to date.

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

Raw materials

We believe there is a readily available supply of machinery, materials, equipment and associated vendors to design, fabricate, construct and if necessary operate the WTE plants that we expect to build.  We believe the worldwide need for WTE plants continues to expand as energy costs and the need for potable water increases and open space for landfills declines.  Increasing energy costs coupled with waste generation and fewer landfills provides a growing opportunity for renewable energy solutions.  We do not believe we are dependent on any one source for supply of any of the products used in our planned WTE process.

We also do not believe that there will be a shortage of waste on which to run our proposed facilities.  However, as mentioned above in “Competition,” others compete for tipping fees to dispose of solid and hazardous wastes.  We anticipate that the government and private agencies for whom we build WTE facilities will be responsible for providing the waste, which will be processed through our planned facilities.  We plan to enter into long term tipping arrangements with producers of waste and possibly, to securitize or insure the revenues of those contracts to finance construction and operation of our facilities.

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

Our cash requirements may vary materially from those now planned because of responses to our proposals and permit requests, cost of financing projects, availability and price of materials to construct our proposed WTE plants, changes in tipping fees that we hope to receive, availability and timely delivery of waste to power WTE facilities once built, the amount we can charge for the WTE by-products and the costs of environmental compliance, including disposal of residual waste.  We may seek to satisfy future funding requirements through public or private offerings of equity securities, by collaborative or other arrangements with other partners and competitors, issuance of debt or from other sources.  Additional financing may not be available when needed or may not be available on acceptable terms.  If adequate financing is not available, we may not be able to continue as a going concern or may be required to delay, scale back or eliminate certain programs, forego desired opportunities or license third parties rights to develop locations that we would otherwise seek to develop internally.  To the extent, we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result.

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

We need substantial additional financing to execute our business plan, which may not be available. If we are unable to raise additional capital, we may not be able to continue operations.

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

We plan to construct our initial facilities in Mexico and the Kingdom of Saudi Arabia, which will require substantial funding.  We cannot assure you that we will obtain the necessary financing or environmental permits to build and operate these facilities, or retain the permits that are required to operate the facilities or obtain financing or permits we require to build and operate our intended additional facilities.  Permits to build and operate waste processing facilities have become increasingly difficult and expensive to obtain and retain as a result of many factors including numerous hearings and compliance with zoning, environmental and other regulatory measures.  The granting of these permits is also often subject to resistance from citizen.

Waste to energy technology has not yet gained market acceptance, nor do we know whether a market will develop for it in the foreseeable future.

WTE technology has received only limited market acceptance.  This technology is relatively new to the market place and we have not generated any revenues from WTE technology.  Although ever-growing concerns and regulation regarding the environment and pollution has increased interest in environmentally friendly products generally, the industry remains in an evolving state.  WTE technology competes with more established companies in the waste and alternative energy fields.  Acceptance of WTE technology to traditional products and/or services depends upon a number of factors including:

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

Confidentiality agreements may not adequately protect our business information, which could result in unauthorized disclosure or unfair competition.

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

We face intense competition and may not have the financial and human resources necessary to keep up with rapid technological changes, which may result in our technology becoming obsolete.

The energy production and alternate energy businesses and related businesses are subject to rapid technological change, especially due to environmental protection regulations, and subject to intense competition.  We compete with both established companies and a significant number of startup enterprises.  Most of our competitors have substantially greater financial, engineering and marketing resources than we do and may independently develop superior technologies, which may result in our technology becoming less competitive or obsolete.  We may not be able to keep pace with this change.  If we cannot keep up with these advances in a timely manner, we will be unable to compete in our chosen markets.

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

Our officers, who are active employees, presently devote in excess of 40 hours per week to our business activities.  However, they also have outside business activities, which may cause a conflict regarding the time available to devote to our business.

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

There is no assurance that defects in materials and/or workmanship in the WTE facilities will not occur.  Under the terms of the anticipated design-build agreements, the designer builder would warrant that the material and equipment furnished to build the plant would be new, of good quality, and free from material defects in material or workmanship at the time of delivery.  Though we expect the design-build agreements to require the contractors to correct all defects in material or workmanship for a period of one year after substantial completion of the plant, material defects in material or workmanship may still occur.  Such defects could delay the commencement of operations of the plants, or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the plant’s operation.  Halting or discontinuing plant operations could delay our ability to generate revenues and reduce the value of your investment.

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

Risks Related to the Power Industry

Competition from the advancement of alternative power may lessen the demand for our technology, which could negatively impact our potential for profitability and reduce the value or your investment.

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

We have outstanding options and warrants for the purchase of shares of our common stock, which may adversely affect our ability to consummate future equity financings.  To the extent any such options and warrants are exercised, the value of our outstanding shares of our common stock will be diluted.

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

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends, our stockholders must rely on increases in our stock price for appreciation.

We have never declared or paid dividends on our common stock.  We intend to retain future earnings to develop and commercialize our products and therefore we do not intend to pay cash dividends in the foreseeable future.  Until such time, as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in our common stock’s market price for appreciation.

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

INTERNATIONAL POWER GROUP, LTD.

Form 10-K

December 31, 2007

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

On March 24, 2008, the closing price of our common stock was $.0.13

Source:

Inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual Transactions

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those, which are not within our control.

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

We believe that we will be able to sell these technologies to other companies in the energy space in order to help these companies increase their output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our Add-Power units by the beginning of 200 9 .. Other applications are being explored to expand its use and expand our market opportunities for alternate energy sources.

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

INTERNATIONAL POWER GROUP, LTD.

Form 10-K

December 31, 2007

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

Changes in the Number of Employees

We expect a substantial increase in full and part-time employees in the foreseeable future to bolster our technical and marketing departments.  We expect that plant construction projects will be completed by third parties who will be engaged pursuant to contractual agreements. All these are subject to successful contract negotiation, permits availability and the ability to obtain financing.

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

We also believe the trend of global warming will affect our business.  The trend to reduce the output of greenhouse gases has caused companies and government to find ways of generating cleaner electricity from cleaner renewable energy sources.  We believe the trend will generate a demand for our technology and services we offer although no assurance can be given. Shall we obtain financing for both, the WTE facilities and the Add-Power technology; we will be in a position to post revenues and therefore, profits in the years to come.

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

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2007

	Shares Issued	Common Stock Amount	Capital in Excess of Par	Warrants Amount	Options Amount	Other Comprehensive Income	Deficit Accumulated During the development stage	Total
Balance December 31, 2005	310,407,100	$ 3,104	$ 1,906,202	$ 231,263	$2,104,500	$ -	$ (3,305,347)	$ 939,722
Shares issued cash	14,889,996	149	2,427,578	1,841,273				$ 4,269,000
Shares issued for services	11,800,000	118	5,281,132					$ 5,281,250
Shares returned from TAT
acquisition	(1,200,000)	-12	12					-
Shares rescinded - Pedro Segador	(150,000)	-1	1					-
Shares issued for acquisition	2,000,000	20	799,980					$ 800,000
Warrants exercised	2,437,000	24	867,387	(258,161)				$ 609,250
Warrants expired			27,000	(27,000)				-
Options granted		0			2,644,500			$ 2,644,500
Options expired		0	1,800,000		(1,800,000)			-
Options exercised for services
rendered	2,700,000	27	323,973		(54,000)			$ 270,000
Proceeds from option exercises	2,625,000	26	314,974		(52,500)			$ 262,500
Foreign currency translation gain						670		$ 670
Net loss for the year							(12,831,316)	$ (12,831,316)
Balance December 31, 2006	345,509,096	$ 3,455	$13,748,239	$1,787,375	$2,842,500	$ 670	$(16,136,663)	$ 2,245,576
Shares issued cash	9,731,250	97	942,223	385,027	-	-	-	$ 1,327,348
Shares issued for services	17,051,625	171	1,496,062	-	-	-	-	$ 1,496,233
Warrants exercised	1,150,000	12	381,989	(94,500)	-	-	-	$ 287,500
Warrants expired	-	-	509,200	(509,200)	-	-	-	-
Options granted	-	-	-	-	1,167,500	-	-	$ 1,167,500
Options expired	-	-	357,000	-	(357,000)	-	-	-
Foreign currency translation gain	-	-	-	-	-	1,198	-	$ 1,198
Net loss for the year	-	-	-	-	-	-	(6,873,292)	$ (6,873,292)
Balance December 31, 2007	373,441,971	$ 3,734	$17,434,713	$1,568,702	$3,653,000	$ 1,869	$(23,009,955)	$ (347,937)

The accompanying notes are integral part of these consolidated financial statements.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year 2007	Year 2006	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2007
Cash Flows From Operating Activities:
Net loss from operations	($6,873,292)	($12,831,316)	($23,009,955)
Adjustments to reconcile net loss to net cash used by operating activities:
Charges not requiring cash outlay:
Value of options granted	1,167,500	2,644,500	5,952,000
Common stock issued for services	1,496,230	5,281,250	6,807,799
Options exercised for services	-	262,500	335,000
Amortization	400,000	100,000	500,000
Impairment charges	-	-	123,000

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(19,954)	(12,361)	(19,954)
Increase in accounts payable	430,518	441,694	955,165
Increase in accrued expenses	5,330	33,006	5,330
Increase in deposits	369	(15,134)	(1,632)
Increase in other assets	(8,086)	(6,274)	(8,903)
Net cash consumed by operating activities	(3,401,386)	(4,102,135)	(8,362,150)

Cash Flows From Investing Activities:
Acquisition of Add-Power	(602,272)	(435,671)	(1,037,943)
Investment in Mexican company		-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	65,000	65,000
Capital uses
Net cash consumed by investing activities	(602,272)	(370,671)	(1,040,443)

Cash Flows From Financing Activities:
Proceeds from loans	774,347	521,205	2,057,555
Repayments of loans	(39,678)	(500,000)	(1,301,681)
Proceeds of sales of stock units	1,327,350	4,269,000	6,834,350
Proceeds from exercise of options	-	270,000	375,000
Proceed from exercise of warrants	287,500	609,250	1,435,500
Net cash provided by financing activities	2,349,519	5,169,455	9,400,724
Effect of foreign currency exchange rate
on cash	1,198	670	1,869
Net increase in cash	(1,652,940)	697,319	0
Cash balance, beginning of period	1,652,940	955,621	0
Cash balance, end of period	$ 0	$1,652,940	$ 0

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

The Company acquired 66% of the stock of International Power, Inc. (Power) in return for 150,000,000 shares of its common stock, which represented 82% of the number of shares of the Company outstanding after this transaction.  Subsequently, Messrs. Toscano and Wagenti transferred a total of 26,997,040 shares of Company stock held by them to the remaining holders of Power stock.  Each of Mr. Toscano and Mr. Wagenti contributed the stock of Power so acquired to the Company for no consideration.  In two stages, therefore, the Company acquired 100% of the outstanding stock of Power for 150,000,000 shares of IPWG common stock.  The acquisition has been accounted for as a reverse merger with the Company being treated as the acquired company and Power being treated as the acquirer.  Historic financial and other information of Power will be presented in all public filings.  Under the accounting for a reverse merger, the assets and liabilities of the Company were recorded on the books of the continuing company at their market values, which approximate net realizable value, and the stockholders equity accounts of Power were reorganized to reflect the shares issued in this transaction.  The financial statements include the effect of the acquisition on the financial position of the Company and the results of its operations.  The statements of operations for the years ended December 31, 2007, 2006 and 2005 are based on the historical statements of income of the Company and Power for those periods and assume the acquisition took place on January 1, 2003.

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

In June 2006, the Company formed a wholly owned subsidiary IPWG-Sweden AB.  In October 2006, IPWG-Sweden AB purchased proprietary patented technologies, which include WTE, Add-Power, a low temperature turbine (LTT), and ScrubPower, a special emission-to-energy system from three Swedish entities, Anovo AB Angelholm, Add-Power AB Angelholm, and SUPE Ltd for a total consideration of $2.8 million.

There were no other acquisitions or disposals during year 2007, nor any major changes to the current business model.

Nature of Operations

The business of the Company will be the coordination of construction and management of waste disposal plants.  These plants will reduce solid waste to a fraction of its original mass, thus reducing landfill requirements.

They will also treat the waste so that it can be used as construction material and for other uses.  Burning of the waste will produce energy.  The Company is currently negotiating with strategic partners in Mexico and elsewhere for the construction of facilities for the treatment of waste material and the production of electricity. Implementation of these projects depends on the availability of capital and therefore, has not materialized yet during year 2007.

Note 2. DEVELOPMENT STAGE

The Company is a development stage company, as defined in Statement of Financial Accounting Standards (SFAS) No.7. Generally, accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by a development stage enterprise and the accounting for costs and expenses.  The Company has been in the development stage since April 15, 2002, the date of its inception of development stage.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents and accounts payable, approximate their values at December 31, 2007 and 2006. This includes among others, warrants and options for services, stock compensation and any other transaction falling within the scope of FASB 128 and EITF 96-3

Net Loss Per Share

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

Common Stock

Common stock of the Company is occasionally issued in return for services.  Values are assigned to these issuances equal to the market value of the common stock at measurement date. Measurement date is required under EITF 96-18, which clearly states the criteria to be used for the valuation of stock issued for goods and services.

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

Note 4. ASSET ACQUISITION AND RELATED PAYABLE

On October 3, 2006, the Company completed the asset acquisition of three Swedish companies (Add-Power) for $2.8 million, comprised of $2.0 million in cash and stock valued at $800,000.  The Company paid approximately $436,000 in 2006 upon execution of the contract and $602,272 during 2007. There is an unpaid balance of $962,057, all of which was due in 2007.  The Company did make the required payments when due and is technically in default. Management is actively negotiating with the seller to resolve this matter.

The company board approved two term sheets in March 2008 for an $800,000 bridge loan and for a $ 15 million line of credit (an equity drawdown facility). These facilities will be used to pay off the acquisition balance and provide the capital necessary to bring the Add-Power unit to production in 2008.

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

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

During fiscal year 2007, the company received loans from officers and directors as follows:

Date	Trans Description	Position	Credit Amt	Due Date	Interest
9/14/07	Jerry + Danielle Pane - Loan Total	Director	$ 115,000.00	9/13/08	6%
8/24/07	Joan Wagenti - Loan Total	Officer	7,500.00	8/23/08	6%
10/1/07	Jose Garcia - Loan Total	Director	10,000.00	9/30/08	6%
Various	Peter N. Toscano - Loan Total	Officer	446,000.00	Various	6%
	Grand Total		$578,500.00

These notes have a term of one year expiring in 2008.

There was no other significant transaction involving subsidiaries during the reportable period.

Note 6. INCOME TAXES

The Company experienced losses during 2007, 2006 and 2005.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profit for a period of twenty-years.  At December 31, 2007, the Company had an NOL carry forward of $18,225,455 available for Federal and state taxes.  The potential tax benefit of both the state and Federal NOL has been offset by a valuation allowance.  If not used, the carry forward will expire as follows:

Date Loss Realized	Carryover Expiration	Net loss Carried Over
2004	2024	$ 37,637
2005	2025	1,127,710
2006	2026	10,186,816
2027	2027	$ 6,873,292

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

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the twelve month periods ended December 31, 2007 and 2006.

:

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

	December 31,
	2007		2006
		Weighted		Weighted
	Shares	Average Price	Shares	Average Price
	(Shares in thousands)
Outstanding at the beginning of the year	22,900	$0.46	17,225	$0.13
Granted (all at market price)	4,125	0.31	13,000	0.74
Cancelled	(200)	0.40	(2,000)	0.40
Exercised	-0-	0.00	(5,325)	0.10
Outstanding at the end of the year	26,825	$0.42	22,900	$0.46

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

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 11.  IMPAIRMENT

Following the acquisition of TAT, the Company determined that the entity would not provide the expected benefits and the investment was abandoned.  Early in 2006, the Company began to use a Mexican subsidiary to pursue its business interests in Mexico.  The Mexican subsidiary had previously been inactive.  The cost of the TAT investment, ($121,500), was written off during 2005.

There had been no more assets or disposals during 2007 requiring impairment loss recognition.

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

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 13. COMPREHENSIVE LOSS

Comprehensive loss is as follows:

	2007	2006	2005	April 15, 2002 (Date of Inception of Development Stage) to December 31, 2007
Net loss	$(6,873,292)	$(12,831,316)	$(3,267,710)	$(23,009,955)
Foreign currency translation	1,869	670	0	2,539
Comprehensive loss	$(6,871,423)	$(12,830,646)	$(3,267,710)	$(23,007,416)

Foreign currency translation gain or losses arise from IPWG Sweden transactions during 2007. the total for the year was $1,869 vs., $670 in year 2006. We did not have any foreign subsidiaries operating during year 2005, therefore no exchange rate gain or loss was recorded.

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

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note 15. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a material working capital deficiency as of December 31, 2007  an accumulated deficit of $ 23.0 million as of December 31, 2007 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In order to address these concerns, the Company’s board approved two term sheets in March 2008 for an $800,000 bridge loan and for a $15 million line of credit (an equity drawdown facility). Among other things, these finds will be used to pursue and complete projects that are currently in progress. This includes the set up of the Add Power manufacturing facilities now that extensive testing has been satisfactorily completed and the completion of the initial phase of planned waste- to- energy (“WTE”) facilities in several countries. The initial phase involves the construction of landfill facilities to start the collection of waste, which will provide a source of revenue to make projects economically viable.

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

Financial Disclosure.

None

Item 9a.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our assessment of the internal controls in place during the calendar year ended December 31, 2007 denoted some internal control deficiencies that when individually and collectively evaluated, did not have a material effect in the timeliness and accuracy of financial information and therefore, did not warrant additional disclosure.  We have implemented the required processes and compensatory controls to minimize the risk in these areas and continue to develop those necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company’s disclosures controls and procedures pursuant to exchange act rule 13a – 15e our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting was effective as of December 31, 2007.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Peter Toscano, Mr. Toscano has been Director, President and Chief Executive Officer of International Power Group since October of 2004.  Mr. Toscano also is President, Chief Executive Officer and Director of U.S. Precious Metals, Inc., positions he has held since May 9, 2002.  Mr. Toscano was an officer of Material Waste Recycling, Inc. from February 2001 through May 9, 2002.  Material Waste Recycling, Inc. was in the business of recycling wools, cottons and acrylics both, in the United States and Mexico. Mr. Toscano over the past five years has been involved in materials reprocessing, export, and importation in Mexico.  In addition, Mr. Toscano has had experience in the development of systems for the management of hazardous wastes in Russia and Central Asia.  Also, Mr. Toscano has been involved in various low-level radioactive waste management projects within the Pacific Rim.  Within those arenas, Mr. Toscano has spearheaded projects that utilized strategic alliances with major companies such as Westinghouse Electric Company and Waste Management, Inc.  Among his responsibilities, Mr. Toscano has acted as a liaison bridging the gap between Russian and US corporations. . Since May 2002, Mr. Toscano has been an officer and director of U.S. Precious Metals, Inc., a publicly traded (OTC:BB) mining exploration company conducting its activities in Mexico

Mr. Jack Wagenti, Mr. Wagenti has been Director and Secretary of International Power Group since October of 2004.  He has also served as Chief Financial Officer of the Company from its inception to October 2006.  Mr. Wagenti is also a Director and the Secretary and Chief Financial Officer of U.S. Precious Metals Inc., a company which is traded on the Over The Counter Bulletin Board.  Mr. Wagenti has held positions with U.S. Precious Metals since May 2002.  From 1996 to the present, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company which, is traded on the Over the Counter Bulletin Board and Pink Sheets Market.  Presently, Mr. Wagenti is a Director of American International Ventures, Inc.  American International Ventures, Inc. is in the mineral exploration business in the State of Nevada and its assets include the Brunner Property located in Nye County, Nevada.

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

Dr. Georgi Grechko, has been a Director since October 2004.  He brings extensive technical expertise in the field of applied sciences.  He will also help foster the international cooperation that is required for International Power’s operation.  He qualifies as an independent director as defined under the Sarbanes Oxley Act of 2002.  Dr. Grechko, a Russian cosmonaut, flew on three space flights and at one time held the space endurance record.  He graduated from the Leningrad Institute of Mechanics with a doctorate in mathematics.  He went on to work at Sergei Korolev’s design bureau and from there was selected for cosmonaut training in the Soviet moon program.  He went on to work on the Salyut space stations.  After leaving the space program in 1992, Dr. Grechko became a lecturer in atmospheric physics at the Soviet Academy of Sciences.  Dr. Grechko from November 1997 to September 2004 was the Chief Advisor to the Chairman of the Board of Investsberbank, Pokrovka Street 47A, Moscow, 105062, Russian Federation, from September 2004 to present, he is a member of the Board of Directors of Investsberbank.

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

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

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

Annual Compensation Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plans Compensation	Non-Qualified Deferred Compensation	All Other Compensation	Total

Peter Toscano	2007	$49,815.00	-	-	-	-	-	-	$49,815.00
President, Chief	2006	$46,231.00	-	-	-	-	-	$39,379(1)	$85,610.00
Executive Officer and Director
Jack Wagenti	2007	$49,467.00	-	-	-	-	-	-	$49,467.00
Vice President and Director	2006	$46,231.00	-	-	-	-	-	$18,386(1)	$64,617.00
Jose Garcia	2007	$95,833.00	-	-	-	-	-	-	$95,833.00
Vice President and Director	2006	$84,583.00	-	-	-	-	-	-	$84,583.00

1)These amounts include car allowance for Messrs Toscano and Wagenti for $12,979 and $18,386, respectively.  In addition, Mr. Toscano received a housing allowance in the amount of $26,400

.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

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

The table below sets forth information regarding grants of plan-based awards made to each of the named executive officers during 2006 and 2007:

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

The following table shows outstanding equity awards at December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Chris Duncan
Chief Operating Officer(1)	1,000,000			$0.83	6/14/2010
	200,000			$0.67	6/17/2010
	300,000			$0.67	6/14/2010

Mr. Duncan resigned to his position as COO in January 2, 2006

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

All Directors have been granted stock options for their board service.

The following table documents the compensation of our directors for the fiscal years ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation	All Other Compensation	Total
Salvatore Arnone	$ -	$ -	$ -	$ -	$ -	$ 125,000	$ 125,000
Robert Astore (1)	-	-	75,000				$75,000
Georgi Grecko	-	-	-	-	-	-	-
Thomas Mitchell (2)			210,00				210,00
Walter Salvatore			125,000				125,000
Hani A. Z. Yamani		545,000	-				545,00
Sheldon Baer		25,000	120,000				145,000
Jerry Pane		60,000	62,500				122,500
Gregory Callegari			125,500				125,000

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

All options were granted at or above fair market value determined on the date of grant.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder matters.

Security Ownership of Certain Beneficial Owners and Management

The following table indicates the number of shares of our common stock that were beneficially owned as of March 24, 2008 by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options or warrants that are exercisable currently or become exercisable within 60 days.  Except as indicated otherwise, the persons name in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 441,951,599 beneficially owned shares outstanding on March 24, 2008. The address of each director and executive officer listed below is c/o International Power Group, Ltd., 950 Celebration Boulevard, Suite A, Celebration, Florida, 34747.

Name and Address	Total umber of Shares Beneficially Owned		Percent of Class	Outstanding Shares as of 3/24/2008 441,951,599
Peter Toscano	100,954,830		22.84%
Jack Wagenti	106,194,480		24.03%
Jose Garcia	7,500,000	1	1.70%	*
Louis D. Garcia	2,000,000		0.45%	*
Salvatore Arnone	2,300,000	3	0.52%	*
Dr. Georgi Grechko	1,040,000	3	0.24%	*
Robert Astore	2,800,000	4	0.63%	*
Jerry Payne	7,560,000	8	1.71%	*
Sheldon Baer	7,250,000	9	1.64%	*
Sheik Hani A.Z. Yamani	11,000,000	6	2.49%	*
Armada Partners, L.P. (7)	25,000,000	7	5.66%
All officers and directors as a group (10 persons)	273,599,310		61.91%

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

(7) The address for Armada Partners, L.P. is 650 Fifth.  Avenue, New York, NY 10199.

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

During fiscal year 2007, the company loaned monies from officers, directors and/or their affiliates as follows:

Date	Trans Description	Position	Credit Amt	Due Date	Interest
9/14/07	Jerry + Danielle Pane - Loan Total	Director	$115,000.00	9/13/08	N/A
8/24/07	Joan Wagenti - Loan Total	Officer	7,500.00	8/23/08	6%
10/1/07	Jose Garcia - Loan Total	Director	10,000.00	9/30/08	N/A
Various	Peter N. Toscano - Loan Total	Officer	446,000.00	Various	N/A
	Grand Total		$578,500.00

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

Although we are under no requirement to have a minimum number of independent directors, we believe that five out of nine current directors would qualify as independent directors under the definition of the term. They include Sal Arnone, Jerry Pane, Sheldon Baer, Sheik Hani A. Z. Yamani and Dr. Georgi Grechko.

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

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

INTERNATIONAL POWER GROUP, LTD.

FORM 10-K

DECEMBER 31, 2007

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

(7) Incorporated by reference to Exhibit 10.1 in the Company Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(8) ) Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on October 2, 2007

(9) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th.  day of August, 2008.

International Power Group, Ltd.

/s/ Woodrow Crouch
Name: Woodrow Crouch
Title: Chief Executive Officer (Principal Executive Officer)