Form 10-K/A
period 2007-12-31
International Power Group, Ltd.
filed 2008-09-10
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. - 20549

FORM 10-K/A- 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A is to respond to comments received by International Power Group, Ltd. (the “Company”), from the Securities and Exchange Commission’s Division of Corporation Finance in a letter dated September 2, 2008 ("Comment Letter") regarding our previously filed first amendment of our Annual Report on Form 10-K for the year ended December 31, 2007, which amendment was filed with the Securities and Exchange Commission on August 29, 2008 (“First Form 10-K”). In accordance with the suggestions made in the Comment letter, in this second amendment, Item 9a. "Controls and Procedures," beginning on page 43 of this Amendment, is revised to now include management's conclusion in its assessment of the Company’s internal control over financial reporting that the controls and procedures were not effective as of the end of the fiscal year ended December 31, 2007.

Furthermore, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended,  all new certifications (Exhibits 31.1, 31.2, 32.1 and 32.2) by our Principal Executive Officer and Principal Financial and Accounting Officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A.

There are no other changes to the Original Form 10-K other than those outlined above. Except as required to reflect the changes noted above, this Amendment No. 2 on Form 10-K/A does not attempt to modify or update any other disclosures set forth in our original Form 10-K on April 14, 2008 . Furthermore, this Amendment No. 2 on Form 10-K/A does not purport to provide a general update or discussion of any other developments of International Power Group, Ltd. to the filing of its original Form 10-K.

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

Financial Disclosure.

None

Item 9a.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934  (Exchange Act) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures over financial reporting.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our report on management’s assessment of our internal control over financial reporting, as reported in our original filing on Form 10-K for the year ended December 31, 2007, was not prepared in the manner prescribed in Rule 13a-15.  We have implemented the required processes and compensatory controls to minimize the risk of any recurrence and we will continue to develop processes that will be necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective in timely alerting them to material information which, is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company’s internal control over financial reporting pursuant to Exchange Act rule 13a – 15 and based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls and procedures over financial reporting were effective as of December 31, 2007.

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

(7) Incorporated by reference to Exhibit 10.1 in the Company Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(8) ) Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K as filed with the Securities Exchange Commission on October 2, 2007

(9) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th.  day of September, 2008.

International Power Group, Ltd.

/s/ Woodrow Crouch
Name: Woodrow Crouch
Title: Chief Executive Officer (Principal Executive Officer)