Form 10-Q
period 2008-09-30
International Power Group, Ltd.
filed 2008-11-19
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, the number of the Company's shares of par value $0.00001 common stock outstanding was 592,588,137.

Transitional Small Business Disclosure Format (check one)    [  ] Yes   [X] No

INTERNATIONAL POWER GROUP, LTD.

FORM 10-Q

Period Ended September 30, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1 - Financial Statements

3

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

18

Item 4 - Controls and Procedures

18

PART II - OTHER INFORMATION

19

Item 1 - Legal Proceedings

19

Item 1A- Risk Factors

19

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

19

Item 3 - Defaults upon Senior Securities

19

Item 4 - Submission of Matters to a Vote of Security Holders

19

Item 5 - Other Information

19

Item 6 - Exhibits

20

SIGNATURES

21

INDEX TO ATTACHED EXHIBITS

22

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 25,092	$ -
Miscellaneous accounts receivable - net	3,060	32,182
Prepaid expenses	8,093	133
Total current assets	36,245	32,315

Other Assets
Patents-net	2,007,891	2,300,000
Deposit	2,000	16,766
Other assets	12,148	14,360
Total other assets	2,022,039	2,331,126
Total Assets	$ 2,058,284	$ 2,363,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	974,891	955,111
Accrued expenses	73,732	38,336
Loans payable to related parties	590,576	755,874
Acquisition payable	962,057	962,057
Convertible loan	388,493	-
Stock Deposits	10,000	-
Loan interest payable	29,108	-
Total current liabilities	3,028,857	2,711,378

Stockholder's Deficit

Common stock: authorized, 750,000,000 shares of $.0001 par value; issued
and outstanding, 494,759,060, and 373,441,971 shares, respectively	4,948	3,734
Capital in excess of par value	27,085,446	17,434,713
Additional paid in capital - Warrants	2,909,590	1,568,702
Additional paid in capital - Options	3,587,500	3,653,000
Accumulated other comprehensive income	8,869	1,869
Deficit accumulated during development stage	(34,566,926)	(23,009,955)
Total stockholders’ deficit	(970,573)	(347,937)
Total Liabilities and Stockholder's Deficit	$ 2,058,284	$ 2,363,441

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Three Months Ended	Three Months Ended	April 15 2002 Date of Inception
	September 30, 2008	September 30, 2007	To September 30, 2008

Revenues	$ -	$ -	$ -

Administrative expenses	1,442,853	1,056,149	33,729,838

Operating Loss	(1,442,853)	(1,056,149)	(33,729,838)

Other Income (Expense):
Miscellaneous income	2	14	4,680
Interest expense	(222,459)	-	(534,018)
Excess discount expense	-	-	(307,750)

Loss accumulated during
development stage	$ (1,665,310)	$ (1,056,135)	$ (34,566,926)

Other Comprehensive Income:
Foreign currency translation
gain	8,869	-

Total comprehensive loss	$ (1,656,441)	$ (1,056,135)

Net Loss per Share
Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	481,723,186	354,907,846

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Nine Months Ended	Nine Months Ended	April 15, 2002 Date of Inception
	September 30, 2008	September 30, 2007	to September 30, 2008

Revenues	$ -	$ -	$ -

Administrative expenses	10,720,010	4,770,558	33,729,966

Operating Loss	(10,720,010)	(4,770,558)	(33,729,966)

Other Income (Expense):
Miscellaneous income	9,316	14	13,994
Interest expense	(538,526)	-	(543,203)
Excess discount expense	(307,750)	-	(307,750)

Loss accumulated during
development stage	$ (11,556,971)	$ (4,770,544)	$ (34,566,926)

Other Comprehensive Income:
Foreign currency translation
loss	8,674	-

Total comprehensive loss	$ (11,548,297)	$ (4,770,544)

Net Loss per Share
Basic and Diluted	$ (0.03)	$ (0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	387,533,176	354,907,846

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			April 15, 2002
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	(Date of Inception of Development Stage) to September 30, 2008
Cash Flows From Operating Activities:
Net loss from operations	$(11,556,971)	$(4,770,544)	$(34,566,926)
Adjustments to reconcile net loss to net cash used by
operating activities:

Changes not requiring cash outlay:
Value of options granted	225,000	987,500	6,177,000
Equity items issued for services	7,780,238	253,000	14,588,039
Options exercised for services	190,000	-	525,000
Amortization - Patents	342,521	300,000	842,521
Amortization - Loan discounts	388,493	-	388,493
Excess discounts over loan balance	307,750	-	307,750
Impairment charges	-	-	123,000

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(7,960)	4,957	(27,914)
Increase (decrease) in accounts payable	19,780	389,334	974,945
(Decrease) increase in accrued expenses	35,396	-	40,726
Decrease (Increase) in deposits	14,766	7,200	13,134
Decrease (Increase) in Misc. receivable	29,121	(21,362)	29,121
Increase (decrease) in loan interest payable	29,108	-	29,108
Decrease (Increase) in other assets	2,213	(2,558)	(6,690)
Net cash consumed by operating activities	$(2,200,545)	$(2,852,473)	$(10,562,693)

Cash Flows From Investing Activities:
Acquisition of Add-Power	-	(602,272)	(1,037,943)
Investment in Mexican company	-	-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	-	65,000
Patent	(50,412)	-	(50,412)
Net cash consumed by investing activities	(50,412)	($602,272)	$ (1,090,855)

Cash Flows From Financing Activities:
Proceeds from loans	604,250	375,805	1,899,802
Proceeds from other loans	272,202	-	272,202
Repayments of loans	(152,500)	(21,205)	(692,178)
Proceeds of sales of stock units	1,461,933	1,169,752	8,296,282
Proceeds of sales of stock	73,164	-	73,164
Customer deposits	10,000	-	10,000
Proceeds from exercise of options	-	-	375,000
Proceed from exercise of warrants	-	287,500	1,435,500
Net cash provided by financing activities	2,269,049	$ 1,811,852	$11,669,771

Effect of foreign currency exchange rate on cash	7,000	2,763	8,869
Net increase in cash	25,092	(1,640,130)	25,092
Cash balance, beginning of period	-	1,652,940	-
Cash balance, end of period	$ 25,092	$ 12,810	$ 25,092

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 1.

 BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of International Power Group, Ltd. as of September 30, 2008 and December 31, 2007 and for the three and six months ended June 30 and September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results for the three and six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2007 filed in the Company’s report on Form 10-K.

Note 2.

COMMON STOCK AND WARRANTS

The Company issued stock in private placements during the quarter ended September 30, 2008. A total of 18,977,090 shares of common stock were sold for cash during the quarter.  These sales resulted in net proceeds to the Company of $423,097. From this total, the company issued 12,300,000 shares as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase a share of stock for each two shares purchased. The total proceeds from this issuance were $330,000. The rest of the shares consisted on an issuance of shares of stock to non-resident investors. The company had issued 6,677,090 single shares with no warrants to various non-resident individuals. Total proceeds from this sale were $73,153.67 or 15% of the net sales proceeds.

For the same period, ended September 30, 2008, warrants to purchase 9,250,000 shares of stock were issued exercisable for a period of twelve months. The company issued warrants to purchase 2,500,000 shares of stock for a period of one year.  In addition, the company issued warrants for services rendered. The warrants were valued at $15,000.

Warrant activity during the nine-month period ended September 30, 2008 is shown as follows:

2008
Balance December 31, 2007	11,737,123
Warrants granted during the first nine months of 2008	36,142,501
Warrants exercised during the first nine months of 2008	-
Warrants expired during the first nine months of 2008	(5,181,873)
Warrants Cancelled during the first nine months of 2009	(1,200,000)
Balance September 30, 2008	41,497,751

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Relevant information about the warrants outstanding at June 30, 2008 is presented below:

	# of Options	Avg. Price
Outstanding at the beginning of the year	26,425,000	$ 0.42
Granted (all at market price)	3,000,000	0.13
Options expired	(250,000)	0.25
Cancelled	(1,000,000)	0.47
Outstanding at the end of the period	28,175,000	$ 0.13

Note3.

STOCK OPTIONS

During 2005, the Company adopted and the stockholders approved a stock option plan (the Plan).  The Plan permits the Board of Directors to grant options to purchase up to 30,000,000 shares of common stock to officers, employees, and key individuals deemed important to the success of the Company.  All options are vested upon issuance and are immediately exercisable.  The Plan has a term that runs through June 15, 2010.  Under the terms of the plan, the exercise price shall not be less than the market value as determined at date of grant.  The following table summarizes changes in outstanding stock options during the nine month period ended September 30, 2008.

The fair value of option grants are estimated using a Black-Sholes option-pricing model.  The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2008 and 2007.

	2008	2007
Dividend yield	0%	0%
Expected volatility	182%	193%
Risk-free interest rate	2%	5%
Expected term (in years)	2.1	4.96
Weighted-average fair value of stock options granted	$ 0.43	$ 0.45

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 4.

LOANS PAYABLE

During the quarter ended September 30, 2008, the company recorded $200,000 of discount amortization on its convertible loan. A total of $388,493 has been amortized since the loan was originally disbursed and represents the net balance on balance sheet

The company also owes $962,057.00 on the acquisition of the Add-Power technology during year 2006. This loan now technically in default. However, the Company management’s have been negotiating with seller to satisfy the payment.

Note 5.

RELATED PARTY TRANSACTIONS

During the second quarter of 2008, USPM, an affiliated company whose officers are also part of the board of International Power Group, Ltd. provided an additional loan to IPWG in the amount of $65,000.00. The loan was used to secure patented technology and R&D for Add-Power in the European Union. The loan has a term of one year expiring in April 8, 2009 and carries a 6% interest rate; the loan is still outstanding as of September 2008.

The company also obtained additional loan from Officers and Directors as follows:

Date	Trans Description	Amount
9/04/08	Peter N. Toscano	$ 10,000
8/07/08	Peter N. Toscano	10,000
9/19/08	Jerry Pane	12,000
9/19/08	Jerry Pane	18,000
8/14/08	Peter N. Toscano	40,000
8/28/08	Peter N. Toscano	60,000
	Total loans	$ 150,000

The company also paid some of its loans as follows:

Date	Trans Description	Amount
9/12/08	Jerry Pane	$ 7,500
9/05/08	Jerry Pane	35,000
9/23/08	Peter Toscano	2,500
	Ending Balance	$ 45,000

The company issued 1,400,000 shares of stock at $.025 cents or a total value of $35,000 to Mr. Pane in lieu of payment for part of the balance outstanding.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Note 6.

OPERATING EXPENSES

Major categories of operating expenses are presented below:

Detail of Expenses by Category	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	April 15, 2002 (Date of Inception of Development Stage) to September 30, 2008

Stock based compensation	$ 978,000	$ 875,000	$ 6,995,000
Consulting expense	7,091,103	715,594	16,501,136
Professional fees	749,297	396,233	2,669,694
Research and development	89,441	-	215,288
Impairment	-	-	123,000
Office expenses	76,373	33,322	353,124
Travel and meals	202,028	326,136	1,517,356
Public relations	4,877	197,631	467,039
Salaries and other employee
expenses	758,333	744,371	2,688,748
Insurance	38,157	9,354	97,924
Automobile expenses	36,105	28,654	154,922
Telecommunications	10,205	46,814	204,789
Rent	87,474	91,409	386,898
Amortization	342,521	200,000	842,521
Other expenses	256,097	49,890	512,528
Total	$ 10,720,010	$3,714,408	$33,729,966

Note 7.

SUPPLEMENTAL CASH FLOWS

There was no cash paid for income taxes during any of the periods presented.  The company paid $3,085 on interest during the nine month period ended September 30, 2008. The following non-cash activities took place during the periods presented:

During the quarter ended September 30, 2008, the Company issued 9,380,001 shares for services to various individuals for services rendered to the company. These shares were valued at $ 496,600.

During the same period, the company issued warrants for services consisting of warrants to purchase 2,500,000 shares of stock valued at $35,000.

The Company also issued stock in lieu of payment of a loan to a Director.  A total of 1,400,000 shares of stock were issued with a value of $.025 cents for a total of $35,000.

Note 8.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses that resulted in a material working capital deficiency, and an accumulated deficit of $ 34.2 million as of September 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

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

Note 9. CONTINGENCIES

None

Note 10. SUBSEQUENT EVENTS

After the quarter ended September 30, 2008, the company had converted 36,452,639 shares of common stock as part of the convertible loan agreement at a value of $212,255.58. The conversion took place after six months based either on the lower price of $.12 cents or 75% of the average market price of the Company’s stock in the last five trading days before the conversion.  The lenders have the right to convert the principal, as well as interest after July 31st. 2008

The conversions will continue to offset the principal balance an interest of the loan until the principal amount is satisfied and the amounts will be recorded beginning in the fourth quarter ending December 31, 2008.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of  Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, which relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “intends”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, as amended,  filed with the United States Securities and Exchange Commission , that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We commenced our development stage on April 15, 2002.  The Company has spent approximately the last two years initiating and developing our Waste to Energy (“WTE”) technology business plan.  Initial steps in that process were negotiation for the opportunity to construct WTE Plants in Mexico and Saudi Arabia. As part of our continued effort to tap into the current opportunities provided by alternative energy sources and environmental issues associated with global warming, we have recently initiated contacts within the US and are working on a joint venture to build a WTE plant in the US mainland. We have also been in contact with other countries in the Caribbean interested in building WTE facilities to reduce their dependence on oil to produce energy and reduce waste accumulation.

The second step in developing our business plan was to find sources that could assist us to raise the capital required to build and begin operating WTE facilities.  We have revamped our business plan and have retained the services of expert professionals to make sure we can effectively obtained financing. We are currently working with various sources willing to finance the company and its projects, including the Add-Power technology.

IPWG has not had any revenues and cumulative losses of $34.6 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

 In July 2006, the Kingdom of Saudi Arabia’s Presidency of Meteorology and Environment issued to us an environmental license, which will enable us to establish WTE plants in the country.  This license is active for three years and could be renewed with the ministry approval.

At the present time, we are waiting for receipt of the waste characterization report and the environmental impact studies to be able to obtain the permits from some of the projects that we have been pursuing in the different geographic areas and continue assessing the capital requirement for these projects. Due to the unavailability of financing for these projects, we have not been able to complete them by the pre-established deadline. Although our previous estimate for revenues was for the 4th quarter of 2008, and calendar year 2009, we believe a fair estimate based on the current financial and economic situation will be to have incoming revenue by the second quarter of year 2010. Our assessment of the construction timeframe since permit release to revenue generation may take six months. Therefore, in view of the above, a delay in the project revenue target date until 2010 is prudent at this time.

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

We believe that we will be able to sell these technologies to other companies in the energy industry in order to help them increase their output of electricity. The Company also plans to use these technologies to increase the efficiency of its own planned WTE facilities.  We believe we will begin to receive orders for our Add-Power units in 2009, soon after we have completed the testing and establish the manufacturing process. Other applications are being explored to expand its use and expand our market opportunities for alternate energy sources.

We have presented Add-Power to potential investors through our business plan and have received positive response. We believe financing for Add-Power will be possible to meet our 2009 revenue target for this product. However, we make no assurances on the outcome of our negotiations and of any other factors out of our control that may change investor’s perception of value and return.

It should be noted that our independent auditors have concluded that there are many factors regarding our company and its operations that raise substantial doubt about the ability of the Company to continue as a going concern and consequently, its ability to raise capital.

Plan of Operation

Because we did not have sufficient financing (debt and/or equity) during the last fiscal year, our Plan of Operation has not significantly changed from our plan indicated in our 10K Report for the year ended December 31, 2007 and during the six month period ended in June 30, 2008

Prior to the adoption of our present business plan, we investigated the option of engaging in the management of low-level radioactive waste as a result of our acquisition of Terra Mar Environmental Systems, Inc. (TMES) assets.  We determined not to pursue that business because of the time and expense of compliance with government regulation in the field.

Our operating plan for year  2008 and thereafter has three components: (1) to complete negotiations to begin a Land field operation and the construction of WTE project in Egypt and Saudi Arabia, (2) complete the research and development of our Add-Power electrical generating unit to make it a commercially viable product, and 3) to continue our existing program of introducing WTE technology to governments and others charged with responsibility to manage solid waste and/or provide potable water and electricity to various population segments.  In furtherance of this general plan, we have self-imposed the following goals:

Research and Development

PROJECTED DATE

Goal	Projected Date

1. Processing of site permits in Mexico and start waste collection	Present through 2009
2. Fabricate and deliver first Add-Power units	Present through 2009
3. Generate revenue from Egypt / Saudi landfill operation	Present through Q-1 2010
4. Negotiations for WTE sites in several foreign countries and US territory now identified, including forming subsidiaries or
strategic alliances as may be required	On going

Although we have raised $1,535,097 in equity financing and obtained loans to finance the operation, we have not reached the $30 million dollar target required for a full deployment of our resources and execution of the plan., We continue our funding campaign and have been making strides by re focusing our strategy and finding new players with synergies that increases the probability of a successful business relationship.

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

We have invested in research and development for the Add-Power unit and have tested it under a contract with an operating steel mill in Sweden. The machine has been upgraded and has been performing better than expected, but it will require additional upgrading and design to be able to produce at different outputs in different applications. We are in the process of seeking funding to take the prototype to a design stage and line up the manufacturing of the units.

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

On September 30, 2008, we entered into a modification of a joint venture agreement with ForeverGreen Enterprises to build a WTC plant in Indiana. The original agreement was initially entered on September 5, 2008. See our Current Reports filed on Form 8-K September 11 and October 7, 2008. The agreement, as modified, requires us to make a total capital contribution of 11.5 million dollars as follows:

▪

$500,000 on October 15, 2008;

▪

$2,000,000 on October  31, 2008;

▪

$4,500,000 on November 28, 2008; and

▪

$4,500,000 after certain agreement milestones are reached.

We are in default on the first two payments and are actively seeking outside financing to enable us to proceed with the joint venture arrangement. Presently, we have not received a termination notice from ForeverGreen Enterprises and are hopeful that we can enter into another modification of the agreement in the future

Changes in the Number of Employees

If we obtain the necessary financing, we expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments.  We hired John Benvengo as our President and COO. He has significant experience in landfill design, construction and operations. If financing is obtained, we will also bring in additional full time staff to support project development and operations.

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

FINANCIAL CONDITION

Ability to Meet Cash Requirements

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of September 30, 2008, we had an accumulated loss of $34.6 million during the development stage.

Net cash consumed by operating activities during development stage total almost $10.6 million comprised of $20.7 million used in non cash transactions such as issuance of shares of stock for services, stock options exercised for free and value of options granted under our stock option plan. In addition to that, $1.8 million was charged for amortization and impairment charges and the remaining $1.0 million used to pay vendors, employee salaries and other operating expenses.

The company invested nearly $1.0 million in asset acquisition, mainly used to acquire the Add-Power technology.

Total cash provided by financing activities amounted $11.6 million from which $8.4 million came from sales of stock, $1.8 million was provided by exercise of options and warrants and $2.0 million came from loans from officers and other borrowing including $800,000 in convertible loans obtained on April 7, 2008. Specifically, we issued one $200,000, 12% convertible promissory note to each of 4 separate lenders.   At each lender’s option, the notes are convertible into shares of common stock in lieu of cash repayment if the respective note (principal and interest) is not paid off after six months (October 7, 2008). Each of the conversions are to be made  at a stipulated conversion formula. To date, we have not made any cash payments towards the principal or interest and the lenders have begun to exercise their conversion privileges.

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

A detailed schedule of our capital needs for the two years ended December 31, 2010 is as follows:

	2009	2010	Total
Employee Costs	$ 2,832,450	$4,240,050	$ 7,072,500
Travel	1,196,000	1,196,000	2,392,000
Construction/Project Management	345,000	828,000	1,173,000
Legal Fees	979,800	966,000	1,945,800
Outsourced Engineering	316,250	690,000	1,006,250
Contractors/Consultants	949,900	940,700	1,890,600
External & Internal Audit	142,600	345,000	487,600
Corporate Insurance	287,500	517,500	805,000
Accounting Services (Outsourced)	86,250	345,000	431,250
Marketing	178,250	345,000	523,250
Rental /Office Expenses	320,850	345,000	665,850
Total Operating Costs	$7,634,850	$10,758,250	$18,393,100

Additional Investment/Commercialization of
other Proprietary Technology

Cash for Add-Power Acquisition	1,798,600	-	1,798,600
R&D of Add-Power unit for commercialization	4,025,000	-	4,025,000
R&D of Add-Power unit for potential solar	-
commercialization		6,095,000	6,095,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$13,458,450	$16,853,250	$ 30,311,700

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

Payments Due under Contractual Obligations

We have future commitments at September 30, 2007 consisting of office lease obligations as follows:

Year Ending December 31,	Office Lease Obligations
2008	22,901
2009	91,603
2010	91,443
2011	7,639
Total	$213,586

In addition, we have a contractual obligation to pay during 2008 the remaining $962,057 for the purchase of Add-Power.  The Company’s management has been trying to focus on getting financing to be able to pay off the balance owed on the acquisition and be able to get the Add-Power unit to the commercialization stage. The Company has not been successful so far and believes it will not be able to meet this obligation without proceeds of external financing, of which we provide no assurance.

RESULTS OF OPERATIONS

Quarter ended September 30, 2008 compared to the quarter ended September 30, 2007

The company has accumulated net losses during its development stage of $34.6 million. During the first nine months of 2008, the company had total expenses of $10,720,010 compared to $4,770,558 during same period in 2007. Net operating losses were $11,556,971 in 2008 and $4,770,544 for the same period in year 2007.

The major increase during the comparable periods includes an increase in consulting fees from $1,010,129 in 2007 to $7,091,103 in 2008. The increase responds to more services paid mostly with shares of stock as the Company continues its quest for financing. Another area is the professional services increasing from $459,647 in 2007 to $749,297 in 2008, due to legal and other professional services paid mostly with shares of stock. This was offset by a net reduction in all other expense items of $421,171, bringing the total net increase from year 2007 to 2008 to the tune of $5,949,452.

The above analysis indicates the financial constraint in which the company has operated in the past 12 months from September 30, 2007 to September 30, 2008. Current market conditions have made it more difficult to find financing, including equity and therefore, we make no assurance that the financial condition may improve in the future.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our assessment of the internal controls in place during the quarter ended September 30, 2008 id not revealed any internal control deficiencies that when individually and collectively evaluated, may have a material effect in the timeliness and accuracy of financial information and therefore, did not warrant additional disclosure.  We have implemented the required processes and compensatory controls to minimize the risk in these areas and continue to develop those necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information, which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of the company’s disclosures controls and procedures pursuant to exchange act rule 13a – 15e our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures over financial reporting was effective as of September 30, 2008.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A- Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

During the period covered by this report, we sold 408 units (20,400,000 shares) to 32 investors for $1,535,097 in gross proceeds.  Each unit consisted of 500,000 shares of common stock and a warrant to purchase 250,000 shares of common stock.  The purchase price of each unit was $50,000.  The warrants are exercisable at $0.25 per full share of common stock and expire twelve months from date of issuance.

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

During the third quarter review, the Company’s officers, in consultation with the Company’s independent accountants, Robert G. Jeffrey, Certified Public Accountants, concluded that the Company’s unaudited financial statements included its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 should no longer be relied upon. This conclusion was based upon the determination that it is necessary to amend the aforementioned report to correct certain mathematical, numerical and other errors contained in the Part I, Item 1 (financial statements) of the report as well as the corresponding information contained in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of the report.

The cumulative impact of the corrections is expected to be:

•

A material misstatement (understatement) of the net loss for the three and six months ending June 30, 2008 contained in the Company’s Consolidated Statements of Operations;

•

Offsetting corrections to various sections of the Cash Flow Statement- specifically the Operating and Financial activities;

•

Corresponding material misstatements in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations section (Part I, Item 2) of the of the aforementioned  Quarterly Report on Form 10-Q for the quarter ended June 30, 2008; and

•

Certain modifications to footnotes, including a restatement footnote.

Although we intend to file an amended quarterly report on Form 10-Q for the quarter ended June 30, 2008 as soon as practicable, because we have not yet concluded our analysis of these issues, the anticipated impact on our financial statements described above may be  subject to change.

We have completed our assessment of how the changes being made reflect on the adequacy of our internal controls over financial reporting and our disclosure controls in general and have concluded that the factors that resulted in necessitating the amendment were caused by a lack of consistent authoritative guidance and not a failure to detect and assess the issues and collect relevant data. Specifically, the errors were a result of clerical errors in preparing the financial statements and were not detected by the certifying officers.  In addition, review by certifying officers failed to detect the errors.

Certain matters discussed in this Item 5 may constitute "forward-looking statements".  Actual results and the timing of certain events may differ materially from those indicated by such forward-looking statements due to a variety of risks and uncertainties, many of which are beyond our ability to control or predict, including, but not limited to (i) our final determination of the magnitude of the accounting adjustments described in this report, (ii) the discovery of other errors in our financial statements, which could result in further adjustments, (iii) the completion of the restatement process and, (iv) other risks and uncertainties outlined in our periodic reports filed with the SEC.  These statements are made as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 6 - Exhibits

Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”)

Exhibit 31.2 - Certification of the Principal Financial Officer pursuant to Section 302 of SOX

Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to Section 906 of SOX

Exhibit 32.2 -Certification of the Principal Financial Officer pursuant to Section 906 of SOX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Power Group, Ltd.

(Registrant)

/s/ Peter Toscano
Date: November 19, 2008	Peter Toscano
(Principal Executive Officer)

/s/ Jesus Oliveras
Date: November 19, 2008	Jesus Oliveras
(Principal Financial Officer)

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

Exhibit 32.2- Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Oliveras