Form 10-Q/A
period 2008-06-30
International Power Group, Ltd.
filed 2008-11-21
CIK 1332702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________

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

EXPLANATORY NOTE

Reference is made to Item 5 of Part I of the Form10-Q for the quarterly period ending September 30, 2008 filed on November 19, 2008. As indicated therein, this amendment is being filed for the purpose of correcting certain figures in the Consolidated Statements of Operations and the Cash Flow Statement (specifically, Operating and Financial activities) contained in the Form10-Q for the quarterly period ending June 30, 2008 (filed on August 18, 2008) that resulted in an understatement in that report of the net loss for the three and six months ending June 30, 2008 in the. In addition, corresponding corrections consistent with the changes in the financial statements have been made in Management’s Discussion and Analysis or Plan of Operation (Item 2 of Part I).

The errors were a result of clerical errors in preparing the financial statements and were not detected by the certifying officers.  In addition, review by certifying officers failed to detect the errors.  The errors were limited primarily to the Balance Sheet and Statement of Operations for the three months and six ended June 30, 2008, and to the Cash Flow Statement of operations, resulting in an overstatement of the net loss for the six and three month period by $78,064, as well as related footnotes.  The errors include amounts previously recorded as part of the $800,000 convertible loan obtained by the company during the second quarter of year 2008. Specifically, the shares of stock and warrants issued in association with the transaction were not recorded according to the nature of the transaction and treated as regular shares for services and the warrant value recorded as a regular warrant issuance. Further review of the transaction and the supporting documents reveled the amount expensed for the shares issued at closing in the amount of $672,000 should had been treated as shares issued for discount instead, Also the value of warrants recorded to paid in capital in the amount of $240,000 was recorded as part of the loan discount. The discount will be amortized over the life of the loan, that is, one year. This resulted in an additional charge of $188,493 during the quarter ended June 30, 2008

We also adjusted $86,154 in items recorded as miscellaneous receivables to expense after carefully reviewing the collectability of those items. An excess discount over the principal amount of the convertible loan of $307,750 was also recorded as a period expense during the same quarter.

All related footnotes have been corrected and corresponding revisions of the Management’s Discussion and Analysis or Plan of Operation section (Item 2 of Part I) of the subject Form 10-Q have been made.

Finally, in addition and unrelated to the above, this amendment also contains revisions to Item 4  of Part I of the report (Internal Controls), so that it is consistent with similar sections contained in the Company’s Form 10Q for the quarter ending September 30, 2008.

International Power Group, Ltd.

Form 10-Q

Period Ended June 30, 2008

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

4

Item 1 - Financial Statements

4

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

22

Item 4 - Controls and Procedures

22

PART II - OTHER INFORMATION

23

Item 1 - Legal Proceedings

23

Item 1A - Risk Factors

23

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

23

Item 3 - Defaults upon Senior Securities

23

Item 4 - Submission of Matters to a Vote of Security Holders

23

Item 5 - Other Information

23

Item 6 - Exhibits

24

SIGNATURES

25

INDEX TO ATTACHED EXHIBITS

26

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$ 7,659	$ -
Miscellaneous receivable - net	22,492	32,182
Stock subscriptions receivable	110,000	-
Prepaid expenses	24,567	133
Total current assets	164,718	32,315

Other Assets
Patents-net	2,150,412	2,300,000
Deposit	27,000	16,766
Other assets	14,362	14,360
Total other assets	2,191,774	2,331,126
Total Assets	$ 2,356,492	$ 2,363,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable	1,050,293	955,111
Accrued expenses	20,603	38,336
Loans payable to related parties	459,069	755,874
Acquisition payable	962,057	962,057
Convertible loan	188,493	-
Deposits for Stock	20,000	-
Total current liabilities	$ 2,700,515	$ 2,711,378

Stockholder's Deficit

Common stock: authorized, 750,000,000 shares of $.0001 par value; issued and outstanding, 465,001,973 and 373,441,971 shares, respectively	4,650	3,734
Capital in excess of par value	26,006,048	17,434,713
Additional paid in capital - Warrants	2,747,090	1,568,702
Additional paid in capital - Options	3,800,000	3,653,000
Accumulated other comprehensive income	(195)	1,869
Deficit accumulated during development stage	(32,901,616)	(23,009,955)
Total stockholders’ deficit	(344,023)	(347,937)
Total Liabilities and Stockholder's Deficit	$ 2,356,492	$ 2,363,441

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

	Three Months Ended	Three Months Ended	April 15 2002 Date of Inception
	June 30, 2008	June 30, 2007	to June 30, 2008

Revenues	$ -	$ -	$ -

Expenses	5,200,392	1,486,471	32,287,114

Operating Loss	(5,200,392)	(1,486,471)	(32,287,114)

Other Income (Expense):
Miscellaneous income	8,811	10	13,489
Interest expense	(312,982)	(24)	(320,241)
Excess discount expense	(307,750)	-	(307,750)

Loss accumulated during
development stage	$ (5,812,313)	$ (1,486,485)	$ (32,901,616)

Other Comprehensive Income:
Foreign currency translation
gain	2,649	-

Total comprehensive loss	$ (5,809,664)	$ (1,486,485)

Net Loss per Share
Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	431,981,478	350,648,341

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

(Unaudited)

			April 15 2002
	Six Months Ended	Six Months Ended	Date of Inception
	June 30, 2008	June 30, 2007	To June 30, 2008

Revenues	$ -	$ -	$ -

Administrative expenses	9,277,158	3,714,409	32,287,114

Operating Loss	(9,277,158)	(3,714,409)	(32,287,114)

Other Income (Expense):
Miscellaneous income	9,314	14	13,992
Interest expense	(316,067)	(48)	(320,744)
Excess discount expense	(307,750)	-	(307,750)

Loss accumulated during
development stage	$ (9,891,661)	$ (3,714,443)	$ (32,901,616)

Other Comprehensive Income:
Foreign currency translation
loss	(585)	-

Total comprehensive loss	$ (9,892,344)	$ (3,714,443)

Net Loss per Share
Basic and Diluted	$ (0.02)	$ (0.01)

Weighted Average Number
of Shares Outstanding -
Basic and Diluted	412,975,077	349,108,592

The accompanying notes are integral part of these consolidated financial statements

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			April 15, 2002
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	(Date of Inception of Development Stage) to June 30, 2008
Cash Flows From Operating Activities:
Net loss from operations	($9,891,661)	($3,714,443)	($32,901,616)
Adjustments to reconcile net loss to net cash used by operating activities:

Changes not requiring cash outlay:
Value of options granted	185,000	875,000	6,137,000
Common stock issued for services	7,248,638	253,000	14,056,439
Options exercised for services	190,000	-	525,000
Amortization - Patents	200,000	200,000	700,000
Amortization - Loan discounts	188,493	-	188,493
Excess discounts over loan balance	307,750	-	307,750
Impairment charges	-	-	123,000

Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(24,437)	(15,112)	(44,391)
Increase (decrease) in accounts payable	94,915	92,572	1,050,080
(Decrease) increase in accrued expenses	(17,733)	30,547	(12,403)
Decrease (Increase) in deposits	(10,234)	(24,104)	(11,866)
Decrease (Increase) in Misc. receivable	9,689	-	9,689
Decrease (Increase) in other assets	-	9,715	(8,903)
Net cash consumed by operating activities	(1,519,580)	(2,292,825)	(9,881,729)

Cash Flows From Investing Activities:
Acquisition of Add-Power	-	(602,272)	(1,037,943)
Investment in Mexican company	-	-	(2,500)
Note receivable	-	-	(65,000)
Proceeds from note receivable	-	-	65,000
Patents	(50,412)	(70,774)	(50,412)
Net cash consumed by investing activities	(50,412)	(673,046)	(1,090,855)
Cash Flows From Financing Activities:

Proceeds from loans	604,250	160,000	1,899,802
Proceeds from other loans	95,965	-	95,965
Repayments of loans	(142,500)	(21,205)	(682,178)
Proceeds of sales of stock units	1,002,000	944,750	7,836,348
Customer deposits	20,000	-	20,000
Proceeds from exercise of options		-	375,000
Proceed from exercise of warrants	-	287,500	1,435,500
Net cash provided by financing activities	1,579,715	1,371,045	10,980,436

Effect of foreign currency exchange rate on cash	(2,064)	1,604	(195)
Net increase in cash	7,659	(1,593,222)	7,657
Cash balance, beginning of period	-	1,652,940	-
Cash balance, end of period	$7,659	$59,718	$7,657

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

As a result, of an internal review, the company determined that adjustments were required for the June 30, 2008 Form 10 Q. These adjustments were primarily required to properly account for the discounts associated with the convertible note issued during the quarter ended June 30, 2008.

Effect of corrections in the Balance Sheet as of June 30, 2008.

	Balance Sheet June 30, 2008

	Previously	Increase		As
	Reported	(Decrease)		Restated

Miscellaneous receivables	$108,646	($86,154)	(1)	$22,492

Total Assets	$2,442,646	($86,154)		$2,356,492

Convertible loan, net
of discount	800,000	(800,000)	(2)	188,493
		188,493	(3)

Liabilities	$3,312,022	($611,507)		$2,700,515

PIC	24,998,759	800,000	(2)	26,006,049
		207,289	(4)

PIC-warrants	3,307,090	(560,000)	(2)	2,747,090

		(86,154)	(1)
Deficit	(32,979,680)	560,000	(2)	(32,901,616)
		(188,493)	(3)
		(207,289)	(4)

Total deficiency	(869,376)	525,353		(344,023)

Liabilities and Stockholders' deficit	$2,442,646	($86,154)		$2,356,492

Effect of corrections in the three-month period ended June 30, 2008.

Statement of Operations for Three Months Ended June 30, 2008

	Previously	Increase		As
	Reported	(Decrease)		Restated

Administrative expenses	$5,774,699	$86,154	(1)	$5,200,392
		(867,750)	(2)
		207,289	(4)

Operating loss	(5,774,699)	574,307		(5,200,392)

Interest expense	(124,489)	(188,493)	(3)	(312,982)

Excess discount		(307,750)	(2)	(307,750)

Net Loss	($5,890,377)	$78,064		($5,812,313)

Total Comprehensive Loss	($5,887,728)	$78,064		($5,809,664)

Effect of corrections in the six-month period ended June 30, 2008.

Statement of Operations for Six Months Ended June 30, 2008

	Previously	Increase		As
	Reported	(Decrease)		Restated

Administrative expenses	$9,851,465	$86,154	(1)	$9,277,158
		(867,750)	(2)
		207,289	(4)

Operating loss	(9,851,465)	574,307		(9,277,158)

Interest expense	(127,574)	(188,493)	(3)	(316,067)

Excess discount		(307,750)	(2)	(307,750)

Net Loss	($9,969,725)	$78,064		($9,891,661)

Total Comprehensive Loss	($9,970,408)	$78,064		($9,892,344)

Effect of corrections on cumulative deficit as of June 30, 2008

Statement of Operations (Cumulative Deficit
since inception of development stage)

	Previously	Increase		As
	Reported	(Decrease)		Restated

Administrative expenses	$32,861,421	$86,154	(1)	$32,287,114
		(867,750)	(2)
		207,289	(4)

Operating loss	(32,861,421)	574,307		(32,287,114)

Interest expense	(131,748)	(188,493)	(3)	(320,241)

Excess discount	0	(307,750)	(2)	(307,750)

Loss	($32,979,680)	$78,064		($32,901,616)

Effect of corrections on cash flows for the six-month period ended June 30, 2008

Statement of Cash Flows for Six Months Ended June 30, 2008

	Previously	Increase		As
	Reported	(Decrease)		Restated

Net loss	$ (9,969,725)	$ 78,064		$ (9,891,661)

Amortize debt discount		188,493	(3)	188,493

Equity items for services	7,713,349	(672,000)	(2)	7,248,638
		207,289	(4)

Excess discount		307,750	(2)	307,750

Miscellaneous receivables	(76,465)	86,154	(1)	9,689

Cash consumed in operations	$ (1,715,330)	$ 195,750		$ (1,519,580)

Loan proceeds	895,965	(195,750)	(2)	604,250
				95,965

Cash provided by financing	$ 1,775,465	$ (195,750)	(2)	$ 1,579,715

Effect of corrections on cumulative cash flows for the six-month period ended June 30, 2008

Statement of Cash Flows
(Cumulative since inception of development stage)

	Previously	Increase		As
	Reported	(Decrease)		Restated

Net loss	$(32,979,680)	$ 78,064		$(32,901,616)

Amortize debt discount		188,493	(3)	188,493

Equity items for services	14,711,150	(672,000)	(2)	14,246,439
		207,289	(4)

Excess discount		307,750	(2)	307,750

Miscellaneous receivables	(76,465)	86,154	(1)	9,689

Cash consumed in operations	$(10,077,478)	$ 195,750		$(9,881,728)

Loan proceeds	895,965	(195,750)	(2)	604,250
				95,965
Proceeds from stock	7,946,348	(110,000)	(5)	7,836,348

Cash provided by financing	$11,286,186	$(305,750)		$10,980,437

Net change in cash	$ 117,659	$(110,000)	(5)	$ 7,659

Explanations for changes

(1)	To correct errors in recording miscellaneous receivables
(2)	To correct recording of stock and warrants issued in connection with the issuance of convertible loan.
(3)	To record amortization of debt, discount applicable to current periods.
(4)	To correct recording of warrants that accompanied shares issued for services.
(5)	To correct typographical error in cumulative column of Cash Flow Statement

Note 2.

COMMON STOCK AND WARRANTS

The Company issued stock in private placements during the three months period ended September 30 2008.  A total of 5,800,000 shares of common stock were sold for cash. These sales resulted in net proceeds to the Company of $1,112,000 out of which $1,002,000 was received within the period reported and $110,000 was recorded as subscription receivable for shares issued to an individual investor with deposit made after the quarter end. These shares were sold as part of “stock units,” with each unit consisting of one share of stock and a warrant to purchase one share of stock for each two shares of stock purchased.  For the six-month period, ended June 30, 2008, warrants to purchase 13,262,500 shares of stock were issued exercisable for a period of twelve months.

The company issued 4,800,000 shares of stock and 8,000,000 warrants as part of a loan transaction, which allowed the company to borrow $800,000 from four different investors. The shares and warrants were valued and recorded as a discount. The warrants were issued in two series, namely “class A” warrants and “class B” warrants. Class A warrants have a five-year exercise term at a price of $.25 cents and class B warrants have a five-year exercise term at $.15 cents.

Warrant activity during the six -month period ended June 30, 2008 is shown as follows:

2008
Balance December 31, 2007	11,737,123
Warrants granted during the first six months of 2008	24,392,501
Warrants exercised during the first six months of 2008	-
Warrants expired during the first six months of 2008	(3,381,873)
Balance June 30, 2008	32,747,751

Relevant information about the warrants outstanding at June 30, 2008 is presented below:

Exercise	Weighted-Average	Outstanding as of
Price	Months Remaining	June 30, 2008
$0.40	24.06	5,850,000
$0.25	7.82	22,897,751
$0.15	57.90	4,000,000
Total		32,747,751

There were no warrant exercised during the six-month period ended on June 30, 2008

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

	# of Options	Avg. Price
Outstanding at the beginning of the year	26,825,000	$ 0.42
Granted (all at market price)	1,500,000.19
Cancelled	(1,900,000)	.10
Outstanding at the end of the period	26,425,000	$ 0.43

The fair value of option granted is estimated using a Black-Sholes option-pricing model.  The following weighted-average assumptions were used for options granted during the three months ended June 30, 2008 and 2007.

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

Note 5.  LOANS PAYABLE

During the second quarter, the Company approved a convertible loan agreement that has $ 30.0 million due maximum. An initial $800,000 installment represented by a 12% loan due April 7, 2009, was received in the second quarter and is convertible to stock at a conversion price of $ .12 for six months and at 75% of the average of the three lowest closing bid prices of the company’s common stock for the ten trading days preceding a conversion date, thereafter. As part of the loan agreement, the Company agreed to issue 4.8 million shares of stock and 4 million Class A warrants exercisable at $ .15 for five years and 4 Class B warrants exercisable at $ .25 for five years.

The value of stock issued as well as the warrants was recorded as a discount with the excess over the loan principal expensed during the period. The discount will be amortized over the loan term, which is one year ending in April 4, 2009. The loan discount also included those origination and legal costs incurred in the transaction. The following are the total discounts associate with this transaction:

Discount on shares issued at closing	$ 672,000.00
Value of warrants issued with shares at closing	240,000.00
Closing and legal costs	195,750.00
Total value of issuances and loan costs	$1,107,750.00
Less: principal amount	(800,000.00)
Excess discount on convertible loan	$ 307,750.00

The excess of discount over the loan principal was expense in the period. Amortization of the loan amounted to $188,493 for the second quarter ended June 30, 2008.

The company also owes $962,057.00 on the acquisition of the Add-Power technology during year 2006. The company made a couple of payments in 2006 an 2007, but could not continue paying the balance due to a lack of financing and revenues. This loan agreement is now technically in default. However, the Company management’s have been negotiating with seller to satisfy the payment.

INTERNATIONAL POWER GROUP, LTD.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Note 6.

RELATED PARTY TRANSACTIONS

During the second quarter of 2008, USPM, an affiliated company whose officers are also part of the board of International Power Group, Ltd. provided an additional loan to the Company in the amount of $65,000.00. The loan was used to secure patented technology and R&D for Add-Power in the European Union. The loan has a term of one year expiring in April 8, 2009 and carries a 6% interest rate. There were no other transactions with related parties during this period.

Note 7.

OPERATING EXPENSES

Major categories of operating expenses are presented below:

Detail of Expenses by Category	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	April 15, 2002 (Date of Inception of Development Stage) to June 30, 2008

Stock based compensation	$ 958,000	$ 875,000	$ 6,975,000
Consulting expense	6,300,452	715,594	15,710,485
Professional fees	832,719	396,233	2,753,116
Research and development	89,441	-	215,288
Impairment	-	-	123,000
Office expenses	58,929	33,322	335,679
Travel and meals	106,100	326,136	1,421,428
Public relations	2,569	197,631	464,731
Salaries and other employee expenses	482,929	744,371	2,413,344
Insurance	27,031	9,354	86,798
Automobile expenses	27,442	28,654	146,259
Telecommunications	8,327	46,814	202,912
Rent	71,643	91,409	371,067
Amortization	200,000	200,000	700,000
Other expenses	111,578	49,890	368,009
Total expenses	$ 9,277,158	$3,714,409	$32,287,114

Note 8.

SUPPLEMENTAL CASH FLOWS

There was no cash paid for income taxes during any of the periods presented.  The company paid $3,085 on interest during the three month period ended June 30, 2008. The following non-cash activities took place during the periods presented:

During the six-month period ended in June 30, 2008, the company had issued a total of 57,620,000 shares of stock for services to a total of 37 individuals with a total value of $7,248,638.

From that total, the Company issued 43,955,000 shares of common stock to 25 individuals for services valued at $4,138,239 during the second quarter ended June 30, 2008

There were 4,800,000 shares issued for discount valued at $672,000 and 8,000,000 warrants issued valued at $240,000 that are reflected as discounts on the convertible loan taken in the second quarter of 2008.

Note 9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has experienced continuing losses that resulted in a material working capital deficiency, and an accumulated deficit of $ 32.8 million as of June 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 10. CONTINGENCIES

None

Note 11. SUBSEQUENT EVENTS

During the month of July 2008, the Company management detected an embezzlement scheme perpetrated by one company employee. The matter was immediately investigated and brought to the employee’s attention with admission on the fraud scheme. The total amount accounted for was $35,233.97 and the individual claimed it had already used all the money. From this total, $28,810.00 has been reclassified as a receivable and a reserve for uncollectible established and the rest as been expensed as unauthorized salaries.

The employee was immediately terminated and a case was filed with the local police and there is an ongoing investigation at this time. The matter was also brought to the board and they were told about the corrective action taken to prevent this type of incident from recurring.

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

IPWG has not had any revenues and cumulative losses of $33.0 million since inception.  Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision regarding our Company.

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

Once all permits are in place, and facilities are prepared for waste collection, we expect to begin realizing operating revenues from waste disposal fees to be collected from municipalities and other waste management related companies in the areas were our projects are located. This is the first phase of our plan before we begin the construction of WTE facilities. Although we believe that it is reasonable to expect revenue from our first WTE energy plant to commence by year 2011 (after the completion of the construction of the first plant), many factors exist that are beyond our control that could delay or even prevent this from happening. These factors include but are not limited to, construction delays, political unrest and severe economic turndowns. Our strategy to construct plants in the US will help us in balancing the risk associated with our offshore projects on this regard.

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

Research and Development

PROJECTED DATE

Goal	Projected Date

1. Processing of site permits in Mexico and start waste collection	Present through 2009
2. Fabricate and deliver first Add-Power units	Present through 2009
3. Generate revenue from Egypt / Saudi landfill operation	Present through 2009
4. Negotiations for WTE sites in several foreign countries and US territory now identified, including forming subsidiaries or strategic
alliances as may be required	On going

Although we have raised $1,112,000 in equity financing and obtained loans to finance the operation, we have not reached the $30 million dollar target required for a full deployment of our resources and execution of the plan., We continue our funding campaign and have been making strides by re focusing our strategy and finding new players with synergies that increases the probability of a successful business relationship.

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

Changes in the Number of Employees

We expect a substantial increase in full and part time employees in the foreseeable future to bolster our technical and marketing departments.  We hired Mr. Woodrow W. Crouch, CEO with ample experience and track record in designing and building energy plants, John Benvengo, President and COO, who counts with ample experience in landfill design, construction and operations and a host of other professionals and consultants in the field. Once financing is available, we will bring in additional full time staff to support project development and operations.

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

FINANCIAL CONDITION

Ability to Meet Cash Requirements

We are considered to be in the development stage as defined in the Statement of Financial Accounting Standards (“FASB”) No. 7.  To date, we have received no income from our business operations.  We have incurred substantial losses since our inception.  As of June 30, 2008, we had an accumulated loss of $32.8 million during the development stage.

Net cash consumed by operating activities during development stage total almost $9.8 million comprised of $20.7 million used in non cash transactions such as issuance of shares of stock for services, stock options exercised for free and value of options granted under our stock option plan. In addition to that, $1.3 million was charged for amortization and impairment charges and the remaining $1.0 million used to pay vendors, employee salaries and other operating expenses.

On the cash transactions, the company invested nearly $1.1 million in asset acquisition, with $1.0 million used to acquire the Add-Power technology and the remaining $0.5 million was invested in other assets.

Total cash provided by financing activities amounted $11.0 million from which $7.8 million came from sales of stock, $1.8 million was provided by exercise of options and warrants and $2.0 came from loans from officers and other borrowing.  An offset of nearly $0.7 million was used to repay loan obligations.

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

A detailed schedule of our capital needs for the two years ended December 31, 2009 is as follows:

	2008	2009	Total
Employee Costs	$ 2,832,450	$4,240,050	$ 7,072,500
Travel	1,196,000	1,196,000	2,392,000
Construction/Project Management	345,000	828,000	1,173,000
Legal Fees	979,800	966,000	1,945,800
Outsourced Engineering	316,250	690,000	1,006,250
Contractors/Consultants	949,900	940,700	1,890,600
External & Internal Audit	142,600	345,000	487,600
Corporate Insurance	287,500	517,500	805,000
Accounting Services (Outsourced)	86,250	345,000	431,250
Marketing	178,250	345,000	523,250
Rental /Office Expenses	320,850	345,000	665,850
Total Operating Costs	$7,634,850	$10,758,250	$18,393,100
Additional Investment/Commercialization of
other Proprietary Technology
Cash for Add-Power Acquisition	1,798,600	-	1,798,600
R&D of Add-Power unit for commercialization	4,025,000	-	4,025,000
R&D of Add-Power unit for potential solar
commercialization	-	6,095,000	6,095,000
Total Forecasted Cash Usage Excluding
Project Specific Financing	$13,458,450	$16,853,250	$ 30,311,700

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2008 compared to the quarter ended June 30, 2007

The company has accumulated net losses during its development stage of $32.9 million. During the first six months of 2008, the company had total expenses of $9,277,158 compared to $3,714,409 during same period in 2007. Net operating losses were $9,891,661 in 2008 and $3,714,443 for the same period in year 2007.

The main contributor for the significant increase in expenses for the comparable period in 2008 and 2007 arises from additional issuance of stock for services and options exercised for free during the six month period ended June 30, 2008. This was due to additional services rendered by consultants and professionals during year 2008 in comparison to the previous year. The effect during the six month period ended June 30, 2008 was an increase of $6.3 million in shares for Services and an increase in officer’s compensation of roughly $.6 million in comparison for same period in year 2007, or a net increase of $5.7 million in expenses. The Company has depended on issuance of additional shares of stock to pay some of its debt, to compensate for the cash insufficiency. In addition, it has compensated some of the Directors and Officers in an effort to boost its image and strengthen its technical and professional proficiency in the industry field.

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

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. Our assessment of the internal controls in place during the quarter ended June 30, 2008 did not revealed any internal control deficiencies that when individually and collectively evaluated, may have a material effect in the timeliness and accuracy of financial information and therefore, did not warrant additional disclosure.  We have implemented the required processes and compensatory controls to minimize the risk in these areas and continue to develop those necessary as the business grows, and financial reporting becomes more complex. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

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

Evaluation of Disclosure Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2 - Unregistered Sale of Equity Securities and Use of Proceeds

During the period covered by this report, we sold 38 units to 26 investors for $1,112,000 in gross proceeds.  Each unit consisted of 500,000 shares of common stock and a warrant to purchase 250,000 shares of common stock.  The purchase price of each unit was $50,000.  The warrants are exercisable at $0.25 per full share of common stock and expire twelve months from date of issuance.

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

International Power Group, Ltd.

(Registrant)

/s/ Peter Toscano
Date: November 21, 2008	Peter Toscano
Principal Executive Officer

/s/ Jesus Oliveras
Date: November 21, 2008	Jesus Oliveras
Principal Financial Officer

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1- Certification Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-

14(a),Toscano

Exhibit 31.2- Certification Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-

14(a), Jesus Oliveras

Exhibit 32.1- Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Toscano

Exhibit 32.2 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Jesus Oliveras